Form 10-Q
period 1996-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1996-05-15
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934


                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
      (Exact names of registrant as specified in its governing instrument)



                Delaware                                13-7033312
- ----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



 625 Madison Avenue, New York, New York                                10022
- ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----   -----

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                       March 31,    December 31,
                                                          1996          1995
                                                      -----------   -----------
Cash and cash equivalents                             $ 1,279,169   $ 3,314,564
Marketable securities                                   7,175,000     2,550,000
Investment in First Mortgage Bonds (Note 2)            10,937,102    10,943,182
Investment in Tax-Exempt Securities (Note 3)                    0       203,958
Deferred costs                                            281,059       224,056
Organization costs (net of accumulated amortization
   of $10,000 and $7,500, respectively)                    40,000        42,500
Other assets                                               46,900        72,220
Accrued interest receivable                                84,369        35,260
                                                      -----------   -----------
Total assets                                          $19,843,599   $17,385,740
                                                      ===========   ===========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Due to affiliates                                  $   144,458   $   131,917
   Accounts payable                                        12,632        42,553
                                                      -----------   -----------

Total liabilities                                         157,090       174,470
                                                      -----------   -----------


Shareholders' equity:

   Beneficial owner's equity-manager                       (1,118)         (186)
   Beneficial owners' equity-shareholders              19,687,627    17,211,456
                                                      -----------   -----------

Total shareholders' equity                             19,686,509    17,211,270
                                                      -----------   -----------


Total liabilities and shareholders' equity            $19,843,599   $17,385,740
                                                      ===========   ===========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                        Three Months
                                                           Ended
                                                       March 31, 1996
                                                       --------------

Revenues:

   Interest income:

     First Mortgage Bonds (Note 2)                        $237,749
     Tax-Exempt Securities (Note 3)                          2,054
     Marketable Securities                                  52,072
                                                          --------

     Total revenues                                        291,875
                                                          --------

Expenses:

   General and administrative                               12,237
   General and administrative-
     related parties (Note 4)                               20,000
   Amortization                                              2,500
                                                          --------

     Total expenses                                         34,737
                                                          --------
     Net income                                           $257,138
                                                          ========

   Allocation of Net Income:

     Shareholders                                          241,325
     Manager                                                 2,438
     Special distributions to Manager (Note 4)              13,375
                                                          --------

     Net income                                           $257,138
                                                          ========

     Net income per weighted
       average share - shareholders                       $    .25
                                                          ========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                               Beneficial         Beneficial
                                             Owners' Equity-    Owner's Equity-
                                Total         Shareholders         Manager
                             -----------      ------------       -----------

Balance at
   January 1, 1996           $17,211,270       $17,211,456         $   (186)

Issuance of shares of
   beneficial ownership
   interest                    2,790,123         2,790,123                0

Offering costs                  (221,686)         (221,686)               0

Net income                       257,138           241,325           15,813

Distributions                   (350,336)         (333,591)         (16,745)
                             -----------       -----------         --------

Balance at
   March 31, 1996            $19,686,509       $19,687,627         $ (1,118)
                             ===========       ===========         ========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                  Three Months
                                                                     Ended
                                                                 March 31, 1996
                                                                 --------------
Cash flows from operating activities:
   Net income                                                     $   257,138
                                                                  -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization expense - organization costs                          2,500
     Amortization expense - origination costs                           6,080
     Amortization of REMIC premium                                      3,958
   Changes in operating assets and liabilities:
   Decrease in other assets                                            25,320
   Increase in accrued interest receivable                            (49,109)
   Increase in due to affiliates                                       36,669
   Increase in deferred costs                                         (57,003)
                                                                  -----------

     Total adjustments                                                (31,585)
                                                                  -----------

   Net cash provided by operating activities                          225,553
                                                                  -----------

Cash flows used in investing activities:

   Purchases of Marketable Securities                              (4,625,000)
   Maturity of Tax-Exempt Securities                                  200,000
                                                                  -----------

   Net cash used in investing activities                           (4,425,000)
                                                                  -----------

Cash flows provided by financing activities:

   Decrease in accounts payable related to financing activities       (29,921)
   Decrease in due to affiliates                                      (24,128)
   Proceeds from issuance of shares of beneficial interest          2,790,123
   Distribution to shareholders                                      (350,336)
   Increase in offering costs                                        (221,686)
                                                                  -----------

   Net cash provided by financing activities                        2,164,052
                                                                  -----------

Net decrease in cash and cash equivalents                          (2,035,395)

Cash and cash equivalents at beginning of period                    3,314,564
                                                                  -----------

Cash and cash equivalents at end of period                        $ 1,279,169
                                                                  ===========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1  -     General

              American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a Delaware business trust for the primary purpose of investing in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and secured by first mortgage loans on multifamily residential apartment and retirement community projects.

              On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the manager (the "Manager") of the Trust.

              On November 1, 1994, the Trust commenced a public offering through Related Equities Corporation, an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. As of March 31, 1996 and December 31, 1995, a total of 1,078,523 and 938,946 shares have been sold to the public through the offering representing Gross Proceeds of $21,570,459 and $18,778,912 (before volume discounts of $3,284 and $1,860).

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of March 31, 1996, 43.02% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of March 31, 1996, of the total net proceeds available for investment, 3.06% had been invested in Tax-Exempt Securities and 53.92% had been invested in First Mortgage Bonds.

              The First Mortgage Bonds will bear a Current Interest Rate which is fixed. In addition, a majority of the First Mortgage Bonds are expected to provide for participations in net property cash flow and the residual value of the underlying Properties in an amount equal to 25% to 50% of Net Property Cash Flow and 25% to 50% of Net Sale or Repayment Proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the First Mortgage Bonds. The First Mortgage Bonds are expected to prohibit optional prepayments during the first five years after acquisition by the Trust and require a redemption premium of at least 5% of the principal amount if prepaid in the ninth year, declining 1% per year thereafter until there is no longer a premium.

              The Trust expects to invest in First Mortgage Bonds primarily by acquiring outstanding First Mortgage Bonds which are simultaneously restructured to change the principal, interest and other terms of those bonds to conform to the Trust's investment objectives and policies. The multi-family rental housing properties financed by the outstanding First Mortgage Bonds will have been constructed and leased. The Trust may also acquire First Mortgage Bonds that are, or prior to restructuring were, in default because the cash flow from the property has been insufficient to pay the debt service due on the bonds. The restructuring of the outstanding First Mortgage Bonds

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1  -     General (continued)


will be sufficiently extensive so that generally a restructured First Mortgage Bond held by the Trust will be considered to be a newly issued bond for federal income tax purposes.

              The Trust will only acquire an outstanding First Mortgage Bond if: (i) the Trust has reached a binding agreement with the owner of the underlying property to amend the terms of the bonds in a manner that is acceptable to the Trust and (ii) the governmental entity that is the issuer of the outstanding bonds has agreed to ratify the change in terms and to file the necessary forms to continue the tax-exemption of the restructured First Mortgage Bonds or the Manager believes that there is a substantial likelihood that the issuer will agree subsequently to take the action necessary to continue the First Mortgage Bond's tax-exemption.

              Management of the Trust has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


NOTE 2  -     Investment in First Mortgage Bonds

              On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds") in which the Trust had previously acquired a 100% participation. In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds.

              The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority (the "Issuer") and are secured by a first mortgage and mortgage loan on Reflections Apartments (the "Project" or "Reflections"), a development consisting of 336 apartment units in Casselberry, Florida. Reflections is owned by Casselberry-Oxford Associates, L.P. (the "Borrower").

              The Trust purchased the 100% participation in Reflections Bonds for $10,700,000 from BRI OP Limited Partnership (the "Seller"), which is not affiliated with the Manager or Related Capital Company (the "Sponsor").

              The Reflections Bonds bear a fixed Current Interest Rate of 9.0%, payable monthly in arrears, together with Contingent Interest. After payment of the fixed Current Interest, Contingent Interest will be payable as follows: (i) 25% of net property cash flow after payment of Current Interest, third party issuer and trustees fees, required reserves, and a preferred return to the Borrower equal to 3.7% of gross revenues; and (ii) after repayment of outstanding principal, (a) 10% of net sale or repayment proceeds (which may be in certain circumstances when no sale proceeds are received be measured by fair market value) up to $1,300,000, and (b) 25% thereafter until the Borrower has paid interest at a simple annual rate of 16% over the term of the Reflections Bonds.

              The Reflections Bonds have a term of thirty years and are subject to mandatory redemption, at the Trust's option, after ten years. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, is prohibited during the first five years, except as described below.

              Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 2  -     Investment in First Mortgage Bonds (continued)

              Information relating to investments in First Mortgage Bonds as of March 31, 1996 is as follows:

                                                                                              Accumulated           Final
                                                                                  Loan        Amortization         Balance
                                     Date of Investment/     Outstanding        Origination    at March 31,      at March 31,
Property         Description         Final Maturity Date     Loan Balance          Costs           1996              1996
- --------         -----------         -------------------     ------------       -----------    ------------      ------------
Reflection Bonds
Casselbury,
Florida (A)      336 Apartment Units    12/95 - 12/25        $10,700,000          $243,182        $6,080          $10,937,102
                                                             ===========          ========        ======          ===========

                 Final Balance        Interest Earned                               Net
                  At December           by the Trust           Less 1996         Interest
                   31, 1995               for 1996           Amortization         Earned
                 -------------        ---------------        ------------        --------


                  $10,943,182             $243,829              $6,080           $237,749
                  ===========             ========              ======           ========

(A) The interest rates for the Reflections are 9.00%. In addition to the interest rate the trust will be entitled to 25% of the cash flow, as defined.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 3  -     Investment in Tax-Exempt Securities

              On May 3, 1995, the Trust used a portion of the net proceeds of its offering to purchase a Topeka Kansas General Obligation Tax-Exempt Bond from Smith Barney (the "Kansas Bond"). The Kansas Bond, which had a principal face value of $200,000 and interest rate of 9.25%, was purchased as a Tax-Exempt Security investment at the premium price of 101.124% or $202,248 and matured on August 1, 1995.

              On September 19, 1995, the Trust used a portion of the proceeds of the Kansas Bond to purchase a New York State Environmental Facilities Corp. State Water Pollution Control Revolving Fund Series D Tax-Exempt Bond from Smith Barney. The bond, which had a principal face value of $200,000 and interest rate of 4.4%, was purchased as a Tax-Exempt Security investment at the premium price of 100.123% or $200,246 and matured on November 15, 1995.

              On December 12, 1995, the Trust used a portion of the net proceeds of its offering to purchase a Philadelphia Penn Refunding General Obligation Tax-Exempt Bond from Wheat First Butcher Singer. The bond, which had a principal face value of $200,000 and interest rate of 8.25%, was purchased as a Tax-Exempt Security investment at the premium price of 102.796% or $205,592 and matured on February 15, 1996.

              Information relating to investments in Tax-Exempt Securities for the year ended March 31, 1996:

Investment in Tax-Exempt Securities - January 1, 1996               $ 203,958

     Sales:

       Maturity of Philadelphia Penn General Obligation
         Tax-Exempt Bond                                             (200,000)
       Amortization of premium                                         (3,958)
                                                                    ---------
     Investment in Tax-Exempt Securities - March 31, 1996           $       0
                                                                    ==========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)



NOTE 3  -     Investment in Tax-Exempt Securities (continued)

              Information relating to investments in Tax-Exempt Securities as of March 31, 1996 is as follows:

                                                         Original
                                                         Purchase
                                Stated       Final         Price       Principal at      Premium at
                    Date       Interest     Payment      Including       March 31,        March 31,
Seller           Purchased       Rate         Date        Premium          1996             1996
- ------           ---------     --------     -------       -------        --------         --------
Smith Barney     5/3/95          9.25%      8/1/95       $202,248        $      0         $      0

Smith Barney     9/19/95         4.40%      11/15/95      200,246               0                0

Wheat First      12/12/95        8.25%      2/15/96       205,592               0                0
                                                         --------        --------         --------

                                                         $608,086        $      0         $      0
                                                         ========        ========         ========


                Accumulated      Final        Final      Interest
                Amortization   Balance at   Balance at   Earned by                          Net
                at March 31,    March 31,    December    the Trust       Less 1996        Interest
                    1996          1996       31, 1995    for 1996      Amortization        Earned
                ------------    ---------    --------    --------      ------------        ------
                  $      0       $      0    $      0    $      0        $      0         $      0

                         0              0           0           0               0                0

                         0              0     203,958       6,012           3,958            2,054
                  --------       --------    --------    --------        --------         --------

                  $      0       $      0    $203,958    $  6,012        $  3,958         $  2,054
                  ========       ========    ========    ========        ========         ========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 4  -     Related Party Transactions

              The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $13,375 and $0 for the three months ended March 31, 1996 and 1995; (iii) a subordinated incentive fee based on the gain on the sale of the First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled approximately $20,000 and $0 for the three months ended March 31, 1996 and 1995; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds as of March 31, 1996 and December 31, 1995 $431,409 and $375,578 of such costs have been incurred of which $243,182 and $243,182 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

              The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of March 31, 1996 and December 31, 1995 offering costs totaled $489,262 and $419,473, respectively, and along with selling commissions (see below) are charged directly to Beneficial Owners' Equity- Shareholders.

              The Trust has agreed to pay commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At March 31, 1996 and December 31, 1995, the Company paid $1,180,637 and $1,028,740 of commissions and due diligence to unaffiliated broker-dealers.


NOTE 5  -     Commitments

              Rolling Ridge Apartments

              On July 7, 1995, the Trust executed a letter of intent to purchase tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Rolling Ridge Bonds") in an approximate aggregate principal amount of $4,875,000. The Rolling Ridge Bonds are expected to be issued by San Bernardino County (the "Issuer") and secured by a first mortgage and mortgage loan on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Duane R. Raab, Ralph E. Haun and Diane
E. Haun (the "Borrower").

              As of March 31, 1996, the letter of intent remains outstanding and the Manager is still continuing its due diligence review of the Project.

              The Rolling Ridge Bonds that will be used to refinance the Project will be restructured to meet the Trust's investment criteria and are expected to bear a fixed Current Interest Rate of 9.0%, payable monthly in arrears, together with Contingent Interest. The Trust expects that, after payment of the fixed Current Interest, Contingent Interest will be payable out of (i) 25% of net property cash flow until the Borrower has paid interest up to a still-to-be-negotiated rate, then (ii) 25% of net sale or repayment proceeds (which may in certain circumstances when no sale proceeds are received be measured by fair market value) over repayment of outstanding principal, until the Borrower has paid interest at a simple annual rate of 16% over the term of the Rolling Ridge Bonds. The Trust has been informed that, as of March 31, 1996, the Borrower is current with respect to all payments of principal and interest.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 5  -     Commitments

              The Trust expects that the principal of the Rolling Ridge Bonds will be payable upon sale or refinancing of the Project. It is expected that prepayment, in whole or in part, will be prohibited during the first five years following the acquisition of the Rolling Ridge Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

              The Trust expects that, notwithstanding the foregoing, a one-time assumption will be permitted without prepayment penalty or contingent interest payment otherwise due on sale or refinancing. Any such new assuming borrower may be rejected by the Manager in its sole discretion and an assumption fee equal to actual costs plus 1/2 of 1% of the outstanding principal amount is expected to be due at the time of assumption.

NOTE 6  -     Subsequent Events

              On May 15, 1996, distributions of $410,056 and $4,142 will be paid to the Shareholders and the Manager, respectively, representing the 1996 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

              On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of March 31, 1996, the Trust had received $21,570,459 (before volume discounts of $3,284) in Gross Proceeds from the sale of 1,075,254 shares pursuant to the Offering and 3,269 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $19,844,822 after volume discounts, payments of sales commissions and organization and offering expenses. For the period ending April 1, 1996 to May 1, 1996, a total of approximately 46,740 additional shares were sold through the Offering representing Gross Proceeds of $934,800 (before volume discounts of $960).

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of March 31, 1996, 43.02% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of March 31, 1996, of the total net proceeds available for investment, 3.06% had been invested in Tax-Exempt Securities and 53.92% in First Mortgage Bonds.

              On December 21, 1995, the Trust completed the amendment of the bond indenture of the $10,700,000 in Reflections Bonds in which the Trust had previously acquired a 100% participation on October 10, 1995. In connection with the amendment of the Reflection Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. On February 15, 1996 the Philadelphia Penn Refunding General Obligation Tax-Exempt Bond matured.

              During the three months ended March 31, 1996, cash and cash equivalents decreased $2,035,395 primarily as a result of proceeds from the issuance of shares of beneficial interest ($2,790,123), the Maturity of one Tax-Exempt Security ($200,000) and an increase in cash from operating activities of ($225,553) which was exceeded by distributions to shareholders ($350,336), an increase in offering costs ($221,686), the purchase of marketable securities ($4,625,000) and a decrease in accounts payable and due to affiliates of ($54,049) from financing activities and. Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of $12,538.

              The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $215,705 at March 31, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of March 31, 1996, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

Distribution Policy

              The Trust has adopted a policy of attempting to maintain stable distributions during the offering period and acquisition stage. In order to accomplish this result, a portion of the Net Proceeds are expected to be invested in Tax-Exempt Securities with an aggregate average life of six to eight years, a portion of which will amortize or be paid during such period. Proceeds from such amortization or repayment will be distributed to Shareholders. To date, the Trust has purchased and may be required to continue to purchase Tax-Exempt Securities which mature quarterly during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

              Of the total distributions of $350,336 made for the three months ended March 31, 1996, $93,198 ($.09 per share or 27%) represents a return of capital determined in accordance with generally accepted accounting principles. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

              Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund distributions at the current level in the future.

Results of Operations

              The results of operations for the three months ended March 31, 1996 consisted of interest income of $291,875 earned on the First Mortgage Bonds, the marketable securities and one Tax-Exempt Security, net of general and administrative and amortization expenses. Results of operations are not reflective of future operations of the Trust due to the expected utilization of the net proceeds of the offering to invest in First Mortgage Bonds and Tax-Exempt Securities and the continued offering of shares of beneficial ownership interest for sale.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K


(a) 3.        Exhibits

              3(a) Certificate of Trust and Certificate of Amendment of Certificate of Trust (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11, File No. 33-73688).

              3(b),4 Second Amended and Restated Business Trust (incorporated by reference to Exhibit 3(b), 4 to the Registration Statement on Form S-11, File No. 33-73688).

              10(a) Escrow Agreement (incorporated by reference to Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

              10(b)   Fee Agreement (incorporated by reference to Exhibit 10
                      (b) to the Registration Statement on Form S-11, File No. 33-73688).

              10(c) Orange County Housing Finance Authority Multifamily Revenue Refunding Bonds 1995 Series (Casselberry-Oxford Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Report of Form 8-K, as previously filed on December 21, 1995).

              27      Financial Data Schedule (filed herewith).

(b) No current reports on Form 8-K have been filed during the quarter ended March 31, 1996.

                                  SIGNATURES



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN TAX-EXEMPT BOND TRUST
                                 (Registrant)



                                 By:    RELATED AMI ASSOCIATES, INC., as Manager



Date:  May 14, 1996                     By:    /s/ Alan Hirmes
                                               ---------------
                                               Alan Hirmes
                                               Senior Vice President



Date:  May 14, 1996                     By:    /s/ Lawrence J. Lipton
                                               ----------------------
                                               Lawrence J. Lipton
                                               Treasurer and
                                               Principal Accounting Officer