Form 10-K/A
period 1995-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1996-08-08
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-73688

                         AMERICAN TAX-EXEMPT BOND TRUST
      (Exact name of registrant as specified in its governing instrument)

            Delaware                               13-7033312
- --------------------------------      ------------------------------------
  (State or other jurisdiction
of incorporation or organization)     (I.R.S. Employer Identification No.)


 625 Madison Avenue, New York, New York                    10022
 --------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

        None

Securities registered pursuant to Section 12(g) of the Act:

        None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes [X]           No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

        Registrant's prospectus dated November 1, 1994, as filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 29

                                     PART I

Item 1. Business.

General

        American Tax-Exempt Bond Trust (the "Trust") is a business trust which was formed under the laws of the State of Delaware on December 23, 1993. The Manager to the Trust is Related AMI Associates, Inc., a Delaware corporation ("Related AMI" or the "Manager"). The Manager manages the day to day affairs of the Trust pursuant to the Second Amended and Restated Business Trust Agreement (the "Trust Agreement"), dated as of September 27, 1994, among Related AMI, as grantor, Related AMI, as Manager, Wilmington Trust Company, a Delaware banking corporation, as trustee, and the other persons referred to herein to be holders of beneficial interests in the Trust. See Item 10, Directors and Executive Officers of the Registrant, below.

        On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated November 1, 1994. As of December 31, 1995, a total of approximately 937,359 shares have been sold through the Offering and approximately 1,587 through the Reinvestment Plan, representing Gross Proceeds of $18,778,912 (before volume discounts of $1,860). For the period January 1, 1996 to March 7, 1996, a total of approximately 117,260 additional shares were sold through the Offering and approximately 1,682 through the Reinvestment Plan representing Gross Proceeds of $2,378,848 (before volume discounts of $1,424).

        The Trust's principal investment objectives are to: (i) preserve and protect the Trust's invested capital; (ii) provide quarterly distributions that are exempt from Federal income taxation; and (iii) provide additional distributions in connection with First Mortgage Bond investments from Contingent Interest payments exempt from Federal income taxation. There can be no assurance that such objectives will be achieved.

        The Trust intends to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of December 31, 1995, the Trust acquired one First Mortgage Bond in the amount of $10,700,000.

        As of December 31, 1995, of the total Net Proceeds available for investment, 3.52% had been invested in Tax-Exempt Securities and 61.93% in First Mortgage Bonds. As of December 31, 1995, 34.55% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities.

First Mortgage Bonds

        As of December 31, 1995, the Trust has made the following investment in First Mortgage Bonds:

Reflections Bonds

        On December 21, 1995 American Tax-Exempt Bond Trust (the "Trust") completed the amendment of the bond indenture for the $10,700,000 tax-exempt First Mortgage Bonds (the "Reflections Bonds") in which the Trust had previously acquired a 100% participation on October 10, 1995. In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds.

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

Potential Acquisitions

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

        As of December 31, 1995, the letter of intent remains outstanding and the Manager is still continuing its due diligence review of the Project.

        The Rolling Ridge Bonds that will be used to refinance the Project will be restructured to meet the Trust's investment criteria and are expected to bear a fixed Current Interest Rate of 9.0%, payable monthly in arrears, together with Contingent Interest. The Trust expects that, after payment of the fixed Current Interest, Contingent Interest will be payable out of (i) 25% of net property cash flow until the Borrower has paid interest up to a still-to-be-negotiated rate, then (ii) 25% of net sale or repayment proceeds (which may in certain circumstances when no sale proceeds are received be measured by fair market value) over repayment of outstanding principal, until the Borrower has paid interest at a simple annual rate of 16% over the term of the Rolling Ridge Bonds. The Trust has been informed that, as of December 31, 1995, the Borrower is current with respect to all payments of principal and interest.

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

        It should be understood that the initial disclosure of any proposed investment cannot be relied upon as an assurance that the Trust will ultimately consummate such proposed investment or that the information provided concerning the proposed investment will not change between the date of this report and the actual investment.

Anticipated Terms of Future First Mortgage Bonds

        The First Mortgage Bonds will bear a Current Interest Rate which is fixed. In addition, a majority of the First Mortgage Bonds are expected to provide for participations in net property cash flow and the residual value of the underlying Properties in an amount equal to 25% to 50% of Net Property Cash Flow and 25% to 50% of Net Sale or Repayment Proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the First Mortgage Bonds. The First Mortgage Bonds are expected to prohibit optional prepayments during the first five years after acquisition by the Trust and require a redemption premium of at least 5% of the principal amount if prepaid in the sixth year, declining 1% per year thereafter until there is no longer a premium.

        The Trust expects to continue to invest in First Mortgage Bonds primarily by acquiring outstanding First Mortgage Bonds which are simultaneously restructured to change the principal, interest and other terms of those bonds to conform to the Trust's investment objectives and policies. The multi-family rental housing properties financed by the outstanding First Mortgage Bonds will have been constructed and leased. The Trust may also acquire First Mortgage Bonds that are, or prior to restructuring were, in default because the cash flow from the property was insufficient to pay the debt service due on the bonds. The restructuring of the outstanding First Mortgage Bonds will be sufficiently extensive so that generally a restructured First Mortgage Bond held by the Trust will be considered to be a newly issued bond for Federal income tax purposes.

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

Tax-Exempt Securities

        As of and for the period ended December 31, 1995, the Trust has made the following investments in Tax-Exempt Securities:
                                                                    Principal
                                                                   Balance at
                       Stated    Final        Purchase Price        12/31/95
            Date      Interest  Payment    -------------------     Including
Seller    Purchased     Rate     Date         %         Amount    Premium/(Disc)
- ------    ---------   --------  -------    -------     --------   -------------
Smith
  Barney    5/3/95     9.25%    8/1/95     101.124%    $202,248       $      0

Smith
  Barney    9/19/95    4.40%   11/15/95    100.123%     200,246              0

Wheat
  First    12/12/95    8.25%    2/15/96    102.796%     205,592        205,592
                                                        -------        -------
                                                       $608,086       $205,592
                                                        =======        =======

Competition

        The Trust's business is affected by competition to the extent that in acquiring First Mortgage Bonds, the Trust will be in competition with private investors, mortgage banking companies, lending institutions, trust funds, pension funds and other entities, some with similar objectives to those of the Trust. Some of these entities can be expected to have substantially greater resources and experience in acquiring First Mortgage Bonds than the Trust. The Registrant's business is also affected by competition to the extent that the underlying Properties from which it derives interest and ultimately, principal payments, may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Employees

        The Trust does not directly employ anyone. All services are performed for the Trust by the Manager and its Affiliates. The Manager receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Trust reimburses the Manager and certain of its Affiliates for expenses incurred in connection with the performance by their employees of services for the Trust in accordance with the Trust Agreement.


Item 2. Properties.

        The Trust does not own or lease any property.


Item 3. Legal Proceedings.

        None.


Item 4. Submission of Matters to a Vote of Shareholders.

        None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters.

        Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may therefore not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment. Any shareholder will have the limited right to assign the economic attributes of his shares to an assignee. However, the assignee of shares can become a substituted shareholder only with the consent of the Manager, which consent the Manager may grant or withhold in its sole and absolute discretion. Accordingly, the Trust should not be deemed to have the corporate characteristic of free transferability of interests. The number of shareholders as of December 31, 1995 was 876.

Reinvestment Plan

        A Reinvestment Plan is available which will enable shareholders to have their distributions from the Trust invested in shares of the Trust, or fractions thereof. The Reinvestment Plan commenced on November 1, 1994, the date the Trust commenced the Offering. The Trust Agreement gives to the Manager broad powers to renew, modify, extend, consolidate or cancel the Trust's Reinvestment Plan without the consent of shareholders. Shares received pursuant to the Reinvestment Plan will entitle participants to the same rights and be treated in the same manner as those issued pursuant to the Offering.

        During the offering period, the price per share purchased pursuant to the Reinvestment Plan will equal $20. From the termination of the offering period until the third anniversary of the final closing date, the price per share purchased pursuant to the Reinvestment Plan will equal $19. Thereafter, the price per share purchased pursuant to the Reinvestment Plan will be the greater of $20 (the public offering price) or 95% of the then fair market value of such share (as determined by the Manager).

        Shares received pursuant to the Reinvestment Plan will entitle participants to the same rights and be treated in the same manner as those issued pursuant to the Offering.

        Experience under the Reinvestment Plan may indicate that changes are desirable. The Reinvestment Plan gives the Manager broad powers to modify, consolidate or cancel the Trust's Reinvestment Plan upon notice but without consent of shareholders.

Redemption Plan

        After the final closing date, any shareholder, including the Manager or any of its Affiliates, who acquired or received shares directly from the Trust or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present all or a portion of such Eligible Shares to the Trust for redemption (the "Redemption Plan"). The Trust is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for such quarter. The Manager may suspend or terminate the Redemption Plan upon notice to, but without the consent of, the shareholders.

Distribution Information

        Cash distributions for the year ended December 31, 1995 were as set forth in the following table:

        Cash Distribution                                       Total Amount
        for Quarter Ended   Date Paid  Minimum      Maximum     Distributed

        June 30, 1995        8/14/95   $ .0667     $ .3333       $ 82,704
        September 30, 1995  11/15/95     .0667       .4000        259,544
        December 31, 1995    2/14/96     .0667       .4000        333,590
                                        ------      ------        -------
           Total for 1995              $0.2001     $1.1333       $675,838
                                        ======      ======        =======

        Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approximately the distribution dates and proceeds from the maturity of investments. Amounts received by shareholders varied depending on the dates they became shareholders.

        The Trust's Offering commenced November 1, 1994, and its first closing on the sales of shares occurred on April 27, 1995. Accordingly, there were no distributions for the quarter ended March 31, 1995.

        There are no material legal restrictions on the Trust's present or future ability to make distributions in accordance with the provisions of the Trust Agreement.

        The Trust has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Trust. In order to accomplish this result, it has purchased and may be required to continue purchase Tax-Exempt Securities which mature quarterly during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

        Of the total distributions of $346,455 made for the year ended December 31, 1995, $118,569 ($.13 per share or 34%) represents a return of capital determined in accordance with generally accepted accounting principles. The portion of the distributions which constitutes a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

Item 6. Selected Financial Data.

        The information set forth below presents selected financial data of the Trust. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8 hereof.

                                              Year Ended
        Operations*                        December 31, 1995
        -----------                        -----------------
        Interest income:
        First Mortgage Bonds                    $226,972
        Tax-Exempt Securities                      2,160
        Marketable Securities                    147,647

        Total revenues                           376,779

        Total expenses                           148,893

        Net income                              $227,886
                                                ========
        Net income per weighted
          average share-Shareholders               $0.57
                                                ========

                                             December 31,       December 31,
                                                 1995               1994
                                             ------------       ------------
        Financial Position
        ------------------
        Total assets                         $17,385,740        $771,890
                                               ---------        --------
        Total liabilities                       $174,470        $770,890
                                               ---------        --------
        Total shareholders' equity           $17,211,270          $1,000
                                               ---------        --------

* The Trust had no operations in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of December 31, 1995, the Trust had received $18,778,912 (before volume discounts of $1,860) in Gross Proceeds from the sale of 937,359 shares pursuant to the Offering and 1,587 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $17,276,599 after volume discounts, payments of sales commissions and organization and offering expenses. For the period ending January 1, 1996 to March 7, 1996, a total of approximately 117,260 additional shares were sold through the Offering and approximately 1,682 through the Reinvestment Plan representing Gross Proceeds of $2,378,848 (before volume discounts of $1,424).

        The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of December 31, 1995, 34.55% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of December 31, 1995, of the total net proceeds available for investment, 3.52% had been invested in Tax-Exempt Securities and 61.93% in First Mortgage Bonds.

        For the year ended December 31, 1995, the Trust had purchased three Tax-Exempt Securities in the aggregate amount of $608,086, two of which matured in the amount of $400,000 during 1995. On December 21, 1995, the Trust completed the amendment of the bond indenture of the $10,700,000 in Reflections Bonds in which the Trust had previously acquired a 100% participation on October 10, 1995. In connection with the amendment of the Reflection Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds.

        For a description of each of the Trust's investments see Item 1.
Business.

        During the year ended December 31, 1995, cash and cash equivalents increased $3,313,564 primarily as a result of proceeds from the issuance of shares of beneficial interest ($18,777,052), net of an increase in offering costs ($738,826), the purchase of one First Mortgage Bond ($10,700,000), the purchase of three Tax-Exempt Securities ($608,086), two of which matured ($400,000), the purchase of marketable securities ($2,550,000) and a decrease in accounts payable and due to affiliates of ($682,560) from financing activities and a decrease in cash from operating activities of ($237,561). Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of $11,628.

        The Trust has established a Reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $187,789 at December 31, 1995), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such Reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of December 31, 1995, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such Reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

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

        Of the total distributions of $346,455 made for the year ended December 31, 1995, $118,569 ($.13 per share or 34%) represents a return of capital determined in accordance with generally accepted accounting principles. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

        Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund distributions at the current level in the future.

Results of Operations

        The results of operations for the year ended December 31, 1995 consisted of interest income of $376,779 earned on the First Mortgage Bonds, the marketable securities and three Tax-Exempt Securities, net of general and administrative and amortization expenses. Results of operations are not reflective of future operations of the Trust due to the expected utilization of the net proceeds of the offering to invest in First Mortgage Bonds and Tax-Exempt Securities and the continued offering of shares of beneficial ownership interest for sale.

Inflation

        Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Trust or its investments.

Item 8. Financial Statements and Supplementary Data.

 (a) 1. Financial Statements                                           Page

        Independent Auditors' Report                                     12

        Balance Sheets at December 31, 1995 and 1994                     13

        Statement of Operations - Year ended December 31, 1995           14

        Statement of Changes in Shareholders' Equity -
          year ended December 31, 1995                                   15

        Statement of Cash Flows - Year ended December 31, 1995           16

        Notes to Financial Statements                                    17

(a) 2.  Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is contained in the Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To The Manager
American Tax-Exempt Bond Trust:

We have audited the accompanying balance sheets of American Tax-Exempt Bond Trust as of December 31, 1995 and 1994, and the related statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax-Exempt Bond Trust as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

                                            /s/KPMG Peat Marwick LLP
                                            KPMG Peat Marwick LLP

New York, New York
January 30, 1996

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

ASSETS

                                                         1995            1994
                                                       ----------      --------
Cash and cash equivalents (Note 1)                    $ 3,314,564      $  1,000
Marketable securities                                   2,550,000             0
Investment in First Mortgage Bonds (Note 3)            10,943,182             0
Investment in Tax-Exempt Securities (Note 4)              203,958             0
Offering costs                                                  0       709,387
Deferred costs                                            224,056        11,503
Organization costs, net of accumulated amortization
of $7,500 in 1995                                          42,500        50,000
Other assets                                               72,220             0
Accrued interest receivable                                35,260             0
                                                      -----------      ---------
Total assets                                          $17,385,740      $771,890
                                                      ===========      =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliates                                     $   131,917      $357,659
Accounts payable                                           42,553       413,231
                                                      -----------      --------
Total liabilities                                         174,470       770,890
                                                      -----------      --------
Shareholders' equity:

Beneficial owner's equity-manager                            (186)        1,000
Beneficial owners' equity-shareholders                 17,211,456             0
                                                      -----------      --------
Total shareholders' equity                             17,211,270         1,000
                                                      -----------      --------
Total liabilities and shareholders' equity            $17,385,740      $771,890
                                                      ===========      ========


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

Revenues:

        Interest income:

                First Mortgage Bonds (Note 3)               $226,972
                Tax-Exempt Securities (Note 4)                 2,160
                Marketable Securities                        147,647
                                                             -------
                Total revenues                               376,779
                                                             -------
Expenses:

        General and administrative                            66,535
        General and administrative-
                related parties (Note 5)                      74,858
        Amortization                                           7,500

                Total expenses                               148,893

                Net income                                  $227,886
                                                             =======
        Allocation of Net Income:

                Shareholders                                $224,865
                Manager                                        2,271
                Special distributions to Manager (Note 5)        750

                Net income                                  $227,886
                                                             =======
                Net income per weighted
                        average share - shareholders        $    .57
                                                             =======


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                Beneficial        Beneficial
                                               Owners' Equity-   Owner's Equity-
                                     Total      Shareholders       Manager
                                     -----      ------------       -------

Balance at
   January 1, 1995             $      1,000    $          0    $      1,000

Issuance of shares of
   beneficial ownership
   interest                      18,777,052      18,777,052               0

Offering costs                   (1,448,213)     (1,448,213)              0

Net income                          227,886         224,865           3,021

Distributions                      (346,455)       (342,248)         (4,207)
                               ------------    ------------    -------------
Balance at
   December 31, 1995           $ 17,211,270    $ 17,211,456    $       (186)
                               ============    ============    =============


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995


Cash flows from operating activities:
        Net income                                        $    227,886
                                                          ------------
        Adjustments to reconcile net income to
                net cash used in operating activities:
                Amortization expense-organization costs          7,500
                Amortization of REMIC premium                    4,128
        Changes in operating assets and liabilities:
        Increase in other assets                               (72,220)
        Increase in accrued interest receivable                (35,260)
        Increase in due to affiliates                           86,140
        Increase in deferred costs                            (455,735)
                                                          ------------
                Total adjustments                             (465,447)
                                                          ------------
        Net cash used in operating activities                 (237,561)
                                                          ------------
Cash flows used in investing activities:

        Purchase of First Mortgage Bonds                   (10,700,000)
        Purchases of Marketable Securities                  (2,550,000)
        Maturity of Tax-Exempt Securities                      400,000
        Purchase of Tax-Exempt Securities                     (608,086)
                                                          ------------
        Net cash used in investing activities              (13,458,086)
                                                          ------------
Cash flows provided by financing activities:

        Decrease in accounts payable related to
          financing activities                                (370,678)
        Decrease in due to affiliates                         (311,882)
        Proceeds from issuance of shares of
          beneficial interest                               18,777,052
        Distribution to shareholders                          (346,455)
        Increase in offering costs                            (738,826)
                                                          ------------
        Net cash provided by financing activities           17,009,211
                                                          ------------
Net increase in cash and cash equivalents                    3,313,564

Cash and cash equivalents at beginning of period                 1,000
                                                          ------------
Cash and cash equivalents at end of period                $  3,314,564
                                                          ============
Supplemental schedule of non cash financial activities:
        Increase in offering costs                        $   (709,387)
        Decrease in deferred costs                             952,569
        Increase in investment in first mortgage bonds        (243,182)
                                                          ------------
                                                          $          0
                                                          ============

See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



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

        On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the only present beneficiary and the manager (the "Manager") of the Trust.

        On November 1, 1994, the Trust commenced a public offering through Related Equities Corporation, an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. As of December 31, 1995, a total of 938,946 shares have been sold to the public through the offering and the Reinvestment Plan representing Gross Proceeds of $18,778,912 (before volume discounts of $1,860).

        The Trust intends to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of December 31, 1995, of the total net proceeds for investment, 3.52% had been invested in Tax-Exempt Securities and 61.93% had been invested in First Mortgage Bonds. As of December 31, 1995, 34.55% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities.

        The First Mortgage Bonds will bear a Current Interest Rate which is fixed. In addition, a majority of the First Mortgage Bonds are expected to provide for participations in net property cash flow and the residual value of the underlying Properties in an amount equal to 25% to 50% of Net Property Cash Flow and 25% to 50% of Net Sale or Repayment Proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the First Mortgage Bonds. The First Mortgage Bonds are expected to prohibit optional prepayments during the first five years after acquisition by the Trust and require a redemption premium of at least 5% of the principal amount if prepaid in the sixth year, declining 1% per year thereafter until there is no longer a premium.

        The Trust expects to invest in First Mortgage Bonds primarily by acquiring outstanding First Mortgage Bonds which are simultaneously restructured to change the principal, interest and other terms of those bonds to conform to the Trust's investment objectives and policies. The multi-family rental housing properties financed by the outstanding First Mortgage Bonds will have been constructed and leased. The Trust may also acquire First

Mortgage Bonds that are, or prior to restructuring were, in default because the cash flow from the property will be insufficient to pay the debt service due on the bonds. The restructuring of the outstanding First Mortgage Bonds will be sufficiently extensive so that generally a restructured First Mortgage Bond held by the Trust will be considered to be a newly issued bond for federal income tax purposes.

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

        Included in cash and cash equivalents is restricted cash of $187,789 of working capital reserves.


NOTE 2 - Accounting Policies

        a) Basis of Accounting

           The books and records of the Trust are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

        b) Cash and Cash Equivalents

           Cash and cash equivalents include temporary investments with original maturity dates equal to or less than three months and are carried at cost plus accrued interest, which approximates market.

        c) Loan Origination Costs

           Bond Selection fees and expenses incurred for the investment of mortgage loans have been capitalized and are included in investment in First Mortgage Bonds. Loan origination costs are being amortized on the effective yield method over the lives of the respective mortgages.

        d) Organization Costs

           Costs incurred to organize the Trust including, but not limited to, legal and accounting fees are considered organization costs. These costs have been capitalized and are being amortized on a straight-line basis over a 60-month period.

        e) Offering Costs

           Costs incurred to sell shares including brokerage and nonaccountable expense allowance are considered offering costs. These costs have been charged directly to shareholders' equity with the sale of shares of beneficial interest to the public.

        f) Income Taxes

           The Trust is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Trust may be subject to state and local taxes in jurisdictions in which it operates.

        g) Net Income Per Weighted Average Share

           Net income per weighted average share is computed based in the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1995 was 399,265 shares.

        h) Investments in Marketable, Equity and Other Securities

           Effective January 1, 1995, the Trust has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1995, the Trust has classified its securities as available for sale.

           Available for sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

           Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

           Investments in marketable, equity and other securities, represent marketable securities (consisting of tax-exempt municipal preferred stock), investment in First Mortgage Bonds and investments in Tax-Exempt Securities which are carried at cost which approximates market.

        i) Use of Estimates

           Management of the Trust has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        j) Financial Instruments

           The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company include cash and cash equivalents, marketable securities, investments in First Mortgage Bonds and Tax-Exempt Securities, interest receivable and accounts payable and accrued expenses.

        For cash and cash equivalents, marketable securities, interest receivable and accounts payable and accrued expenses the carrying amounts is a reasonable estimate of fair value.


NOTE 3  -  Investment in First Mortgage Bonds

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3  -  Investment in First Mortgage Bonds

           Information relating to investments in First Mortgage Bonds as of December 31, 1995 is as follows:

                                         Date of
                                        Investment/                        Loan       Final Balance    Interest Paid to
                                          Final        Outstanding      Origination    At December       the Company
Property            Description       Maturity Date    Loan Balance        Costs         31, 1995          in 1995
Reflection Bonds
Casselbury,
Florida (A)         336 Apartment
                      Units           12/95 - 12/25    $10,700,000       $243,182      $10,943,182     $226,972

(A) The interest rates for the Reflections are 9.00%. In addition to the interest rate the trust will be entitled to 25% of the cash flow, as defined.

                         AMERICAN TAX-EXEMPT BOND TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4  - Investment in Tax-Exempt Securities

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

        On December 12, 1995, the Trust used a portion of the net proceeds of its offering to purchase a Philadelphia Penn Refunding General Obligation Tax-Exempt Bond from Wheat First Butcher Singer. The bond, which has a principal face value of $200,000 and interest rate of 8.25%, was purchased as a Tax-Exempt Security investment at the premium price of 102.796% or $205,592 with a maturity date of February 15, 1996.

        Information relating to investments in Tax-Exempt Securities for the year ended December 31, 1995:

        Purchases:

            Topeka Kansas General Obligation Tax-Exempt Bond         $202,248
            New York State Environmental Tax-Exempt Bond              200,246
            Philadelphia Penn General Obligation Tax-Exempt Bond      205,592

        Sales:

            Maturity of Topeka Kansas General Obligation
              Tax-Exempt Bond                                        (200,000)
            Maturity of New York State Environmental
              Tax-Exempt Bond                                        (200,000)
            Amortization of premium                                    (4,128)
                                                                     ---------
        Amortized cost at December 31, 1995                          $203,958
                                                                     =========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4  -  Investment in Tax-Exempt Securities (continued)

           Information relating to investments in Tax-Exempt Securities as of December 31, 1995 is as follows:

                                                Original
                                                Purchase    Principal  Premium
                             Stated     Final   Price       at         at
                   Date     Interest  Payment   Including   December   December
Seller          Purchased     Rate       Date   Premium     31, 1995   31, 1995

Smith Barney    5/3/95      9.25%     8/1/95    $202,248   $      0    $    0

Smith Barney    9/19/95     4.40%     11/15/95   200,246          0         0

Wheat First     12/12/95    8.25%     2/15/96    205,592    200,000     5,592

                                                $608,086   $200,000    $5,592



                 Accumulated                Interest
                Amortization    Balance at  Earned by                 Net
                at December     December    the Trust   Less 1995     Interest
                   31, 1995     31, 1995    for 1995   Amortization   Earned

Seller              $     0     $      0     $4,162      $2,248      $1,914

Smith Barney              0            0      1,296         246       1,050

Smith Barney         (1,634)     203,958        830       1,634        (804)

Wheat First         $(1,634)    $203,958     $6,288      $4,128      $2,160

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5  - Related Party Transactions

        The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $750 for the year ended December 31, 1995; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $74,8580 for the year ended December 31, 1995; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of December 31, 1995, $375,578 of such costs $214,000 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

        The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of December 31, 1995, offering costs totaled $419,473, and along with selling commissions (see below) are charged directly to Beneficial Owners' Equity-Shareholders.

        The Trust has agreed to pay commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At December 31, 1995, the Trust paid $1,028,740 of commissions and due diligence to unaffiliated broker-dealers.


NOTE 6  -  Commitments

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

        As of December 31, 1995, the letter of intent remains outstanding and the Manager is still continuing its due diligence review of the Project.

        The Rolling Ridge Bonds that will be used to refinance the Project will be restructured to meet the Trust's investment criteria and are expected to bear a fixed Current Interest Rate of 9.0%, payable monthly in arrears, together with Contingent Interest. The Trust expects that, after payment of the fixed Current Interest, Contingent Interest will be payable out of (i) 25% of net property cash flow until the Borrower has paid interest up to a still-to-be-negotiated rate, then (ii) 25% of net sale or repayment proceeds (which may in certain circumstances when no sale proceeds are received be measured by fair market value) over repayment of outstanding principal, until the Borrower has paid interest at a simple annual rate of 16% over the term of the Rolling Ridge Bonds. The Trust has been informed that, as of December 31, 1995, the Borrower is current with respect to all payments of principal and interest.

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


NOTE 7  - Subsequent Events

        The Trust has received an additional $2,378,848 (before volume discounts of $1,424) of Gross Proceeds representing 118,942 shares for the period January 1, 1996 to March 7, 1996.

        On February 14, 1996, a distribution of $333,590 and $3,370 was paid to the shareholders and the Manager, respectively, representing the 1995 fourth quarter distribution. The distribution has been funded from cash collections of debt service payments and interest income through approximately the distribution date, February 14, 1996, and proceeds from the maturity of investments.

        On February 15, 1996, the Philadelphia Penn Refunding General Obligation Tax-Exempt Bond which was purchased from Wheat First Butcher Singer on December 12, 1995, matured at 102.00% or $204,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

        The Manager of the Trust is Related AMI Associates, Inc., a Delaware corporation. The Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Manager is affiliated with Related Capital Company ("Related"), a New York general partnership, in which Stephen M. Ross, through his interests in other entities, owns a significant interest. The shares of the Manger are owned 67.2% by Stephen M. Ross and 32.8% by three officers of the Manager. The Manager will manage and control the affairs of the Trust directly and by engaging others, including Affiliates. The Trustee has been appointed as a trustee solely in order to satisfy the requirements of Section 3807 of the Delaware Business Trust Act, and its duties and responsibilities are limited.

        The Registrant, the Registrant's Manager and their directors and executive officers, and any persons holding more than ten percent of the Registrant's shares are required to report their initial ownership of such shares and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors are required by Securities and Exchange Commission regulators to furnish the Partnership with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the Manager's directors and executive officers and persons who own greater than ten percent of the Registrant's shares of copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

        These officers of the Manager may also provide services to the Trust on behalf of the Manager. The executive officers and directors of the Manager and their positions with the Manager are set forth below.

                                                            Year First Became
                                                           Officer/Director
    Name                    Age     Positions Held            of Manager

    J. Michael Fried        51      Director and President       1991

    Stuart J. Boesky        39      Director and
                                     Senior Vice President       1991

    Alan P. Hirmes          41      Senior Vice President        1991

    Ryne A. Nishimi         38      Senior Vice President        1994

    Arthur G. Hatzopoulos   42      Vice President               1995

    Lawrence J. Lipton      39      Treasurer                    1993

    Lynn A. McMahon         40      Secretary                    1991

        J. MICHAEL FRIED, age 51, is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all of the syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

        STUART J. BOESKY, age 39, is the sole shareholder of one of the general partners of Related. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

        ALAN P. HIRMES, age 41, is the sole shareholder of one of the general partners of Related. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

        RYNE A. NISHIMI, age, 38, is the President of, and serves as the Director of Marketing for, Related Equities Corporation and has held other positions in marketing since joining Related in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science Degree.

        ARTHUR G. HATZOPOULOS, age 42, is a Vice President of Related Capital Company where he is responsible for a tax-exempt multifamily bond fund and acquisitions of low-income housing tax credit projects. Prior to joining Related, Mr. Hatzopoulos was a First Vice President and Portfolio Manager for First Nationwide Bank, a Federal Savings Bank, where he was responsible for debt restructuring, special lending relationships and asset sales. He has also been associated with an investment banking firm where he was responsible for monitoring a national portfolio of multifamily revenue bond projects. From 1981 to 1985 he served as Deputy Director of the Jersey City Department of Housing and Economic development. Mr. Hatzopoulos graduated for Columbia University with a Bachelor of Arts degree. He also holds a Masters in City and Regional Planning from Harvard University, Kennedy School of Government.

        LAWRENCE J. LIPTON, age 39, is a Vice President and controller of the Related Companies, L.P. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

        LYNN A. McMAHON, age 40, has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

Item 11.  Executive Compensation.

        The Trust does not pay or accrue any fees, salaries or other forms of compensation to directors and officers of the Manager for their services. The Manager and its Affiliates receive substantial fees and compensation in connection with the organization of the Trust, the offering, investment of the proceeds and the management of the investments. Certain directors and officers of the Manager and certain officers of the Trust receive compensation from the Manager and its Affiliates (and not from the Trust) for services performed for various affiliated entities which may include services performed for the Trust. Such compensation may be based in part on the performance of the Trust; however, the Manager believes that any compensation attributable to services performed for the Trust is immaterial. See also Note 5 to the Financial Statements in Item 8 above, which is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        As of December 31, 1995, no person was known by the Trust to be the beneficial owner of more than five percent of the outstanding shares of the Trust. No directors and officers of the Manager own any shares of the Trust.


Item 13.  Certain Relationships and Related Transactions.

        The Trust has and will continue to have certain relationships with the Manager and its affiliates, as discussed in Item 11 and Item 8, Note 5. However, there have been no direct financial transactions between the Trust and the directors and officers of the Manager.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                              Sequential
(a)1.   Financial Statements                                                                     Page

        Independent Auditors' Report                                                               12

        Balance Sheets at December 31, 1995 and 1994                                               13

        Statement of Operations - year ended December 31, 1995                                     14

        Statement of Changes in Shareholders' Equity -
             year ended December 31, 1995                                                          15

        Statement of Cash Flows - year ended December 31, 1995                                     16

        Notes to Financial Statements                                                              17

(a)2.   Financial Statement Schedules


        All schedules have been omitted because they are not required or because the required information is contained in the Financial Statements or notes thereto.

(a)3.   Exhibits

        3(a)   Certificate of Trust and Certificate of Amendment from
               Certificate of Trust (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11, File No. 33-73688).

        3(b),4 Second Amended and Restated Business Trust Agreement
               (incorporated by reference from Exhibit 3(b), 4 to the Registration Statement on Form S-11, File No. 33-73688).

        10(a) Escrow Agreement (incorporated by reference from Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

        10(b) Fee Agreement (incorporated by reference from Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

        10(c)  Orange County Housing Finance Authority Multifamily Revenue
               Refunding Bonds 1995 Series (Casselberry-Oxford Associates
               Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Current Report on Form 8-K, as previously filed on December 21, 1995).

        27     Financial Data Schedule (filed herewith).                                           32

99.     Additional Exhibits

        99(a)  The financial statements of Casselberry-Oxford Associates
               Limited Partnership for years ended December 31,
               1995(audited), 1994 (unaudited) and 1993 (unaudited) which owns and operates a 336 unit rental housing community known as
               Reflections Apartments located in Casselberry, Florida, as
               required by Staff Accounting Bulletin No. 71 (filed herewith).                     33

        (b)    One report on Form 8-K had been filed during the quarter ended
               December 31, 1995 related to the acquisition of the Reflections
               Bonds.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                               By:     RELATED AMI ASSOCIATES, INC., as Manager



Date:  August 8, 1996                  By:     /s/ J. Michael Fried
                                                   J. Michael Fried
                                                   Director and President



 Date:  August 8, 1996                 By:     /s/ Stuart J. Boesky
                                                   Stuart J. Boesky
                                                   Director and Senior
                                                   Vice President

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                Title                          Date


/s/ J. Michael Fried    Director and President
    J. Michael Fried    (Principal Executive Officer)
                        of the Manager                         August 8, 1996

/s/ Stuart J. Boesky    Director and
    Stuart J. Boesky    Senior Vice President
                        of the Manager                         August 8, 1996


/s/ Alan P. Hirmes      Senior Vice President
    Alan P. Hirmes      (Principal Financial Officer)
                        of the Manager                         August 8, 1996

/s/ Lawrence J. Lipton  Treasurer
    Lawrence J. Lipton  (Principal Accounting Officer)
                        of the Manager                         August 8, 1996