Form 10-Q/A
period 1996-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1996-08-08
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1


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

                The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996. However, the operating results for the three months ended March 31, 1996 may not be indicative of the results for the year.

                Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's annual report on Form 10K/A-1 for the year ended December 31, 1995.


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

  There was no unrealized gain or loss on the Investment in First Mortgage Bonds at March 31, 1996 and December 31, 1995.

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

              Information relating to investments in Tax-Exempt Securities for the three months ended March 31, 1996:

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

              The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $13,375 and $0 for the three months ended March 31, 1996 and 1995; (iii) a subordinated incentive fee based on the gain on the sale of the First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled approximately $20,000 and $0 for the three months ended March 31, 1996 and 1995; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds as of March 31, 1996 and December 31, 1995 $431,409 and $375,578 of such costs have been incurred of which $243,182 has been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

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


                        AMERICAN TAX-EXEMPT BOND TRUST
                                 (Registrant)



                                 By:    RELATED AMI ASSOCIATES, INC., as Manager



Date:  August 8, 1996                   By:    /s/ Alan Hirmes
                                               ---------------
                                               Alan Hirmes
                                               Senior Vice President



Date: August 8, 1996                    By:    /s/ Lawrence J. Lipton
                                               ----------------------
                                               Lawrence J. Lipton
                                               Treasurer and
                                               Principal Accounting Officer