Form 10-Q
period 1996-06-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1996-08-14
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
      (Exact names of registrant as specified in its governing instrument)



      Delaware                                            13-7033312
- - -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



 625 Madison Avenue, New York, New York                                    10022
- - --------------------------------------                                     -----
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS


                                                        June 30,   December 31,
                                                          1996         1995
                                                      -----------   -----------

Cash and cash equivalents                             $   127,263   $ 3,314,564
Accrued interest receivable                                80,405        35,260
Marketable securities                                   9,050,000     2,550,000
Investment in First Mortgage Bonds (Note 2)            10,931,023    10,943,182
Investment in Tax-Exempt Securities (Note 3)                    0       203,958
Deferred costs                                            299,849       224,056
Organization costs (net of accumulated amortization
   of $12,500 and $7,500, respectively)                    37,500        42,500
Other assets                                               46,900        72,220
                                                      -----------   -----------

Total assets                                          $20,572,940   $17,385,740
                                                      ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Due to affiliates                                  $   198,652   $   131,917
   Accounts payable                                        12,455        42,553
                                                      -----------   -----------

Total liabilities                                         211,107       174,470
                                                      -----------   -----------

Shareholders' equity:

   Beneficial owner's equity-manager                       (2,958)         (186)
   Beneficial owners' equity-shareholders              20,364,791    17,211,456
                                                      -----------   -----------

Total shareholders' equity                             20,361,833    17,211,270
                                                      -----------   -----------

Total liabilities and shareholders' equity            $20,572,940   $17,385,740
                                                      ===========   ===========


See  accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                          June 30,                 June 30,
                                    --------------------     ------------------
                                      1996         1995        1996       1995
                                    --------      ------     -------     ------
Revenues:

   Interest income:

     First Mortgage Bonds (Note 2)  $237,345    $      0    $475,094   $      0
     Tax-Exempt Securities (Note 3         0       1,122       2,054      1,122
     Marketable Securities            71,656      20,301     123,728     20,301
                                    --------    --------    --------   --------

     Total revenues                  309,001      21,423     600,876     21,423
                                    --------    --------    --------   --------


Expenses:

   General and administrative         14,240      30,789      26,477     30,789
   General and administrative-
     related parties (Note 4)         48,670      14,544      68,670     14,544
   Amortization                        2,500       2,500       5,000      2,500
                                    --------    --------    --------   --------


     Total expenses                   65,410      47,833     100,147     47,833
                                    --------    --------    --------   --------


     Net income (loss)              $243,591    $(26,410)   $500,729   $(26,410)

Allocation of net income (loss)

   Shareholders                      227,914     (26,146)    469,239    (26,146)
   Manager                             2,302        (264)      4,740       (264)
   Special distributions to
     Manager (Note 4)                 13,375           0      26,750          0
                                    --------    --------    --------   --------


   Net income (loss)                $243,591    $(26,410)   $500,729   $(26,410)
                                    ========    ========    ========   ========


Net income (loss) per weighted
       average share-shareholders   $    .22    $   (.19)   $    .47    $  (.38)
                                    ========    ========    ========   ========


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                Beneficial         Beneficial
                                              Owners' Equity     Owner's Equity-
                                   Total       Shareholders         Manager
                                -----------   --------------      --------------


Balance at
   January 1, 1996              $17,211,270     $17,211,456       $     (186)

Issuance of shares of
   beneficial ownership
   interest                       3,723,963       3,723,963                0

Offering costs                     (296,220)       (296,220)               0

Net income                          500,729         469,239           31,490

Distributions                      (777,909)       (743,647)         (34,262)
                                -----------     -----------       ----------

Balance at
   June 30, 1996                $20,361,833     $20,364,791       $   (2,958)
                                ===========     ===========       ==========


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Six Months Ended
                                                                           June 30,
                                                                -----------------------------
                                                                    1996             1995
                                                                -----------      ------------

Cash flows from operating activities:

   Net income (loss)                                            $   500,729      $    (26,410)
                                                                -----------      ------------

   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Amortization expense-organization costs                          5,000             2,500
     Amortization expense-origination costs                          12,159                 0
     Amortization of REMIC premium                                    3,958             1,499
   Changes in operating assets and liabilities:
   Decrease in other assets                                          25,320                 0
   Increase in accrued interest receivable                          (45,145)           (7,708)
   Increase in due to affiliates                                     99,993            19,143
   Increase in deferred costs                                       (75,793)                0
                                                                -----------      ------------

     Total adjustments                                               25,492            15,434
                                                                -----------      ------------

   Net cash proved by (used in) operating activities                526,221           (10,976)
                                                                -----------      ------------

Cash flows used in investing activities:

   Purchase of marketable securities                             (6,500,000)                0
   Purchase of Tax-Exempt Securities                                      0          (202,248)
   Maturity of Tax-Exempt Securities                                200,000                 0
                                                                -----------      ------------


   Net cash used in investing activities                         (6,300,000)         (202,248)
                                                                -----------      ------------

Cash flows provided by financing activities:

   Decrease in accounts payable related to financing activities     (30,098)         (356,164)
   Increase in due to affiliates                                    (33,258)          217,438
   Increase in deferred costs                                             0          (223,674)
   Proceeds from issuance of shares of beneficial interest        3,723,963        10,300,760
   Distributions to shareholders                                   (777,909)                0
   Increase in offering costs                                      (296,220)          (60,676)
                                                                -----------      ------------

   Net cash provided by financing activities                      2,586,478         9,877,684
                                                                -----------      ------------

Net (decrease) increase in cash and cash equivalents             (3,187,301)        9,664,460

Cash and cash equivalents at beginning of period                  3,314,564             1,000
                                                                -----------      ------------

Cash and cash equivalents at end of period                      $   127,263      $  9,665,460
                                                                ===========      ============


See accompanying notes to financial statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

            On November 1, 1994, the Trust commenced a public offering through Related Equities Corporation, an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. As of June 30, 1996 and December 31, 1995, a total of 1,125,263 and 938,946 shares have been sold to the public through the offering representing Gross Proceeds of $22,505,259 and $18,778,912 (before volume discounts of $4,244 and $1,860).

            The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of June 30, 1996, 44.21 % of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of June 30, 1996, of the total net proceeds available for investment, 2.94% had been invested in Tax-Exempt Securities and 52.85% had been invested in First Mortgage Bonds.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

            The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1995. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1996 and the results of operations and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the six months ended June 30, 1996 may not be indicative of the results for the year.

            Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K/A-1 for the year ended December 31, 1995.


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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2 -    Investment in First Mortgage Bonds (continued)

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

            There was no unrealized gain or loss on the Investment in First Mortgage Bonds at June 30, 1996 and December 31, 1995.

                         AMERICAN TAX-EXEMPT BOND TRUST

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE 2  -   Investment in First Mortgage Bonds (continued)

            Information relating to investments in First Mortgage Bonds as of June 30 1996 is as follows:


                                                                                        Accumulated      Final
                                                                               Loan    Amortization     Balance     Final Balance
                                        Date of Investment/   Outstanding  Origination  at June 30,   at June 30,  At December 31,
Property               Description      Final Maturity Date  Loan Balance     Costs        1996          1996           1995
- - --------           -------------------  -------------------  ------------  -----------  -----------  ------------  ---------------
Reflection Bonds
Casselbury,
Florida (A)        336 Apartment Units  12/95 - 12/25       $10,700,000       $243,182    $  12,159    $10,931,023   $10,943,182
                   ===================  =============       ===========       ========    =========    ===========   ===========


                Interest Earned                          Net
                  by the Trust       Less 1996         Interest
Property           for 1996        Amortization         Earned
- - --------         -------------    ---------------      ---------
Reflection Bonds
Casselbury,
Florida (A)      $487,253         $12,159              $475,094
                 ========         =======              ========

(re-stub table)

(A) The interest rates for the Reflections are 9.00%. In addition to the interest rate the trust will be entitled to 25% of the cash flow, as defined.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

            Information relating to investments in Tax-Exempt Securities for the six months ended June 30, 1996:

Investment in Tax-Exempt Securities - January 1, 1996             $ 203,958

            Sales:

              Maturity of Philadelphia Penn General Obligation
                  Tax-Exempt Bond                                  (200,000)
              Amortization of premium                                (3,958)
                                                                  ---------

            Investment in Tax-Exempt Securities - June 30, 1996   $       0
                                                                  =========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -   Investment in Tax-Exempt Securities (continued)

            Information relating to investments in Tax-Exempt Securities as of June 30, 1996 is as follows:

                                                 Original
                                                 Purchase                                  Accumulated    Final        Final
                           Stated      Final       Price     Principal at   Premium at   Amortization   Balance at   Balance at
                  Date    Interest    Payment    Including     June 30,      June 30,     at June 30,    June 30,     December
Seller         Purchased    Rate       Date       Premium       1996          1996          1996           1996       31, 1995
- - ------         ---------  --------   -------    ----------   ------------   ----------   ------------   ----------   ----------

Smith Barney    5/3/95      9.25%     8/1/95     $202,248      $   0         $   0         $   0         $   0      $      0

Smith Barney    9/19/95     4.40%     11/15/95    200,246          0             0             0             0             0

Wheat First     12/12/95    8.25%     2/15/96     205,592          0             0             0             0       203,958
                                                 --------      -----        ------         -----         -----      --------

                                                 $608,086      $   0         $   0         $   0         $   0      $203,958
                                                 ========      =====        ======         =====         =====      ========



               Interest
               Earned by                       Net
               the Trust      Less 1996      Interest
Seller         for 1996     Amortization      Earned
- - ------         ----------   ------------     --------
Smith Barney    $    0         $    0          $    0

Smith Barney         0              0               0

Wheat First      6,012          3,958           2,054
                ------         ------          ------


                $6,012         $3,958          $2,054
                ======         ======          ======

(re-stub table)

                         AMERICAN TAX-EXEMPT BOND TRUST
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                   (Unaudited)



NOTE 4  -   Related Party Transactions

            The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $13,375 and $0 for the three months ended June 30, 1996 and 1995 and $26,750 and $0 for the six months ended June 30, 1996 and 1995, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled approximately $49,000 and $15,000 for the three months ended June 30, 1996 and 1995 and approximately $69,000 and $15,000 for the six months ended June 30, 1996 and 1995, respectively; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds as of June 30, 1996 and December 31, 1995 $450,105 and $375,578 of such costs have been incurred of which $243,182 and $243,182 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

            The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of June 30, 1996 and December 31, 1995 offering costs totaled $512,632 and $419,473, respectively, and along with selling commissions (see below) are charged directly to Beneficial Owners' Equity- Shareholders.

            The Trust has agreed to pay commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At June 30, 1996 and December 31, 1995, the Company paid $1,231,801 and $1,231,801 of commissions and due diligence to unaffiliated broker-dealers.


NOTE 5  -   Subsequent Events

            Rolling Ridge Apartments
            ------------------------

            On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as, the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County (the "Issuer") and secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower").

            The Rolling Ridge Bonds bear a fixed Current Interest Rate of 9.0%, payable monthly in arrears, together with Contingent Interest. After payment of the fixed Current Interest, Contingent Interest is payable out of (i) 30% of net property cash flow and (ii) 25% of net sale or repayment proceeds (which may in certain circumstances when no sale proceeds are received be measured by fair market value) over repayment of outstanding principal, until the Borrower has paid interest at a simple annual rate of 16% over the term of the Rolling Ridge Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 5  -   Subsequent Events (continued)

            The Rolling Ridge Bonds have a term of 30 years and are subject to mandatory redemption, at the Trust's option, after ten years. The Borrower will be permitted two nine-month extensions. The principal of the Rolling Ridge Bonds will be payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited during the first five years following the acquisition of the Rolling Ridge Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

            Notwithstanding the foregoing, a one-time assumption will be permitted without prepayment penalty or Contingent Interest payment otherwise due on sale or refinancing. Any such new assuming borrower may be rejected by the Manager in its sole discretion and an assumption fee equal to actual costs plus 1/2 of 1% of the outstanding principal amount will be due at the time of assumption.

            On August 15, 1996, distributions of $448,917 and $4,534 will be paid to the Shareholders and the Manager, respectively, representing the 1996 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources
- - -------------------------------

            On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of June 30, 1996, the Trust had received $22,505,259 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,121,994 shares pursuant to the Offering and 3,269 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $20,704,838 after volume discounts, payments of sales commissions and organization and offering expenses.

            The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of June 30, 1996, 44.21% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of June 30, 1996, of the total net proceeds available for investment, 2.94% had been invested in Tax-Exempt Securities and 52.85% in First Mortgage Bonds.

            On December 21, 1995, the Trust completed the amendment of the bond indenture of the $10,700,000 in Reflections Bonds in which the Trust had previously acquired a 100% participation on October 10, 1995. In connection with the amendment of the Reflection Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. On February 15, 1996 the Philadelphia Penn Refunding General Obligation Tax-Exempt Bond matured. On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as, the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County (the "Issuer") and secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower") (see note 5).

            During the six months ended June 30, 1996, cash and cash equivalents decreased $3,187,301 primarily as a result of proceeds from the issuance of shares of beneficial interest ($3,723,963), the Maturity of one Tax-Exempt Security ($200,000) and an increase in cash from operating activities of ($526,221) which was exceeded by distributions to shareholders ($777,909), an increase in offering costs ($296,220), the purchase of marketable securities ($6,500,000) and a decrease in accounts payable and due to affiliates of ($63,356) from financing activities and. Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of $21,117.

            The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $225,053 at June 30, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of June 30, 1996, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

            The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative of other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Distribution Policy
- - -------------------

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

            Of the total distributions of $777,909 made for the six months ended June 30, 1996, $277,180 ($.25 per share or 36%) represents a return of capital determined in accordance with generally accepted accounting principles. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

            Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund distributions at the current level in the future.

Results of Operations
- - ---------------------

            The results of operations for the three and six months ended June 30, 1996 and 1995 consisted primarily of interest income earned on the First Mortgage Bonds and marketable securities, net of general and administrative and amortization expenses. Results of operations are not reflective of future operations of the Trust due to the expected utilization of the net proceeds of the offering to invest in First Mortgage Bonds and Tax-Exempt Securities and the continued offering of shares of beneficial ownership interest for sale.

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

         3(b),4 Second Amended and Restated Business Trust (incorporated by reference to Exhibit 3(b), 4 to the Registration Statement on Form S-11, File No. 33-73688)

         10(a) Escrow Agreement (incorporated by reference to Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

         10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

         10(c) Orange County Housing Finance Authority Multifamily Revenue Refunding Bonds 1995 Series (Casselberry-Oxford Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Report of Form 8-K, as previously filed on December 21, 1995)

         27      Financial Data Schedule (filed herewith)

(b) No current reports on Form 8-K have been filed during the quarter ended June 30, 1996.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                             By:      RELATED AMI ASSOCIATES, INC., as Manager



Date:  August 13, 1996                By:    /s/ Alan Hirmes
                                             ---------------
                                             Alan Hirmes
                                             Senior Vice President



Date:  August 13, 1996                By:    /s/ Lawrence J. Lipton
                                             ----------------------
                                             Lawrence J. Lipton
                                             Treasurer and
                                             Principal Accounting Officer