Form 10-Q
period 1996-09-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1996-11-14
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
      (Exact names of registrant as specified in its governing instrument)


            Delaware                                     13-7033312
----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 625 Madison Avenue, New York, New York                    10022
----------------------------------------               ----------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ____
                                               ---

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                               September 30,     December 31,
                                                                   1996              1995
                                                               ------------      ------------
Cash and cash equivalents                                      $    971,082      $  3,314,564
Accrued interest receivable                                         116,620            35,260
Marketable securities                                             6,700,000         2,550,000
Investment in First Mortgage Bonds (Note 2)                      16,044,010        10,943,182
Investment in Tax-Exempt Securities (Note 3)                              0           203,958
Deferred costs                                                      249,723           224,056
Organization costs (net of accumulated amortization
   of $15,000 and $7,500, respectively)                              35,000            42,500
Other assets                                                              0            72,220
                                                               ------------      ------------

Total assets                                                    $24,116,435       $17,385,740
                                                                ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Due to affiliates                                          $     315,249     $     131,917
   Accounts payable                                                  30,328            42,553
                                                               ------------      ------------

Total liabilities                                                   345,577           174,470
                                                               ------------      ------------


Shareholders' equity:

   Beneficial owner's equity-manager                                 (5,000)             (186)
   Beneficial owners' equity-shareholders                        23,775,858        17,211,456
                                                               ------------      ------------

Total shareholders' equity                                       23,770,858        17,211,270
                                                               ------------      ------------


Total liabilities and shareholders' equity                      $24,116,435       $17,385,740
                                                                ===========       ===========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                 ---------------------------     -------------------------
                                                    1996            1995           1996            1995
                                                 ----------      -----------     ---------       ---------
Revenues:

   Interest income:

     First Mortgage Bonds (Note 2)               $  307,761      $         0     $ 782,855       $       0
     Tax-Exempt Securities (Note 3)                       0              968         2,054           2,090
     Marketable securities                           60,613           89,209       184,341         109,510
                                                 ----------      -----------     ---------       ---------

     Total revenues                                 368,374           90,177       969,250         111,600
                                                 ----------      -----------     ---------       ---------

Expenses:
   General and administrative                        23,570           11,075        50,047          41,864
   General and administrative-
     related parties (Note 4)                        51,612           37,685       120,282          52,229
   Loan servicing fees                               28,127                0        28,127               0
   Amortization of organization costs                 2,500            2,500         7,500           5,000
                                                 ----------      -----------     ---------       ---------

     Total expenses                                 105,809           51,260       205,956          99,093
                                                 ----------      -----------     ---------       ---------

     Net income                                  $  262,565      $    38,917     $ 763,294       $  12,507
                                                 ==========      ===========     =========       =========

Allocation of net income

   Shareholders                                     246,698           38,528       715,937          12,382
   Manager                                            2,492              389         7,232             125
   Special distributions to
     Manager (Note 4)                                13,375                0        40,125               0
                                                 ----------      -----------     ---------       ---------

   Net income                                    $  262,565      $    38,917     $ 763,294       $  12,507
                                                 ==========      ===========     =========       =========

Net income per weighted
       average share-shareholders                $      .21      $       .06     $     .65       $     .05
                                                 ==========      ===========     =========       =========



See accompanying notes to financial statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Beneficial           Beneficial
                                                                  Owners' Equity-      Owner's Equity-
                                                 Total             Shareholders           Manager
                                              -----------         --------------       --------------
Balance at
   January 1, 1996                            $17,211,270          $17,211,456          $    (186)

Issuance of shares of
   beneficial ownership
   interest                                     7,649,070            7,649,070                  0

Offering costs                                   (608,041)            (608,041)                 0

Net income                                        763,294              715,937             47,357

Distributions                                  (1,244,735)          (1,192,564)           (52,171)
                                              -----------          -----------          ---------

Balance at
   September 30, 1996                         $23,770,858          $23,775,858          $  (5,000)
                                              ===========          ===========          =========




See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited

                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                         1996                   1995*
                                                                      -----------            -----------
Cash flows from operating activities:
   Net income                                                         $   763,294            $    12,507
                                                                      -----------            -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Amortization expense-organization costs                                7,500                  5,000
     Amortization expense-loan origination costs                           23,361                      0
     Amortization of REMIC premium                                          3,958                  2,295
   Changes in operating assets and liabilities:
   Decrease in other assets                                                72,220                      0
   Increase in accrued interest receivable                                (81,360)               (10,454)
   Increase in due to affiliates                                          193,678                 60,905
                                                                      -----------            -----------

     Total adjustments                                                    219,357                 57,746
                                                                      -----------            -----------

   Net cash provided by operating activities                              982,651                 70,253
                                                                      -----------            -----------

Cash flows used in investing activities:
   Purchase of First Mortgage Bonds                                    (4,925,000)                     0
   Increase in marketable securities                                   (4,150,000)                     0
   Purchase of Tax-Exempt Securities                                            0               (402,494)
   Maturity of Tax-Exempt Securities                                      200,000                200,000
                                                                      -----------            -----------

   Net cash used in investing activities                               (8,875,000)              (202,494)
                                                                      -----------            -----------

Cash flows provided by financing activities:
   Decrease in accounts payable                                           (12,225)              (413,119)
   Decrease in due to affiliates                                          (10,346)              (310,381)
   Increase in deferred costs                                            (224,856)              (296,797)
   Proceeds from issuance of shares of beneficial interest              7,649,070             14,419,071
   Distributions to shareholders                                       (1,244,735)               (83,540)
   Increase in offering costs                                            (608,041)              (390,437)
                                                                      -----------            -----------

   Net cash provided by financing activities                            5,548,867             12,924,797
                                                                      -----------            -----------

Net (decrease) increase in cash and cash equivalents                   (2,343,482)            12,792,556

Cash and cash equivalents at beginning of period                        3,314,564                  1,000
                                                                      -----------            -----------

Cash and cash equivalents at end of period                            $   971,082            $12,793,556
                                                                      ===========            ===========
Supplemental schedule of non cash financial activities:
   Increase in offering costs                                         $         0            $  (709,387)
   Decrease in deferred costs                                             199,189                709,387
   Increase in investment in First Mortgage Bonds                        (199,189)                     0
                                                                      -----------            -----------

                                                                      $         0            $         0
                                                                      ===========            ===========

* Reclassified for comparative purposes
  See accompanying notes to financial statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

              On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of September 30, 1996 and December 31, 1995, a total of 1,321,518 and 938,946 shares have been sold to the public through the Offering or the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $26,430,366 and $18,778,912 (before volume discounts of $4,244 and $1,860).

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of September 30, 1996, 31.78% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of September 30, 1996, of the total net proceeds available for investment, 2.50% had been invested in Tax-Exempt Securities and 65.72% had been invested in First Mortgage Bonds.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1  -        General (continued)

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

              The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K/A-1 for the year ended December 31, 1995. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the nine months ended September 30, 1996 may not be indicative of the results for the year.

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

              Reflections Apartments
              ----------------------

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 1  -        Investment in First Mortgage bonds (continued)

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

              There was no unrealized gain or loss on the Investment in First Mortgage Bonds at September 30, 1996 and December 31, 1995.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2  -  Investment in First Mortgage Bonds (continued)

         Information relating to investments in First Mortgage Bonds for the nine months ended September 30, 1996 is as follows:

  Investment in First Mortgage Bonds-January 1, 1996             $10,943,182

      Additions:


        Rolling Ridge Bonds                                        4,925,000
        Rolling Ridge Bonds-loan Origination costs                   168,283
        Reflections Bonds-loan origination costs                      30,906

      Deductions:


        Amortization of loan origination costs                       (23,361)
                                                                 -----------

   Investment in First Mortgage Bonds-September 30, 1996         $16,044,010
                                                                 ===========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2  -  Investment in First Mortgage Bonds (continued)

                Information relating to investments in First Mortgage Bonds as of September 30 1996 is as follows:

                                                            Outstanding
                                                                Loan                            Accumulated
                                                               Balance            Loan         Armortization
                                     Date of Investment/    at September       Origination     at Septmember
Property          Description        Final Maturity Date      30, 1996            Costs           30, 1996
--------          -----------        -------------------      ---------           -----           --------
Reflections Bonds
Casselbury,
Florida (A)       336 Apartment         12/95 - 12/25        $10,700,000          $274,088        $20,557
                  Units

Rolling Ridge
Bonds
Chino Hills,
California (B)    110 Apartment           8/96-8/26            4,925,000           168,283          2,804
                  Units                                      -----------          --------        -------

                                                             $15,625,000          $442,371        $23,361
                                                             ===========          ========        =======


                     Final            Final
                    Balance          Balance       Interest Earned        Less          Net Interest
                 at September      At December       by the Trust         1996            Earned
Property           30, 1996         31, 1995          for 1996        Amortization       for 1996
--------           --------         ---------         --------        ------------       --------
Reflections Bonds
Casselbury,
Florida (A)       $10,953,531       $10,943,182         $733,353         $20,557         $712,796


Rolling Ridge
Bonds
Chino Hills,
California (B)      5,090,479                 0           72,863           2,804           70,059
                  -----------       -----------         --------         -------           ------

                  $16,044,010       $10,943,182         $806,216         $23,361         $782,855
                  ===========       ===========         ========         =======         -=======



(A) The interest rates for the Reflections are 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rates for the Rolling Ridge are 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

              Information relating to investments in Tax-Exempt Securities for the nine months ended September 30, 1996 is as follows:

Investment in Tax-Exempt Securities - January 1, 1996             $  203,958

 Sales:

 Maturity of Philadelphia Penn Refunding General Obligation
 Tax-Exempt Bond                                                    (200,000)
 Amortization of premium                                              (3,958)
                                                                  ----------
Investment in Tax-Exempt Securities - September 30, 1996          $        0
                                                                  ==========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 3  -     Investment in Tax-Exempt Securities (continued)

              Information relating to investments in Tax-Exempt Securities as of September 30, 1996 is as follows:

                                                    Original
                                                    Purchase    Final        Final        Interest                       Net
                             Stated       Final     Price       Balance at   Balance at   Earned by                   Interest
                  Date      Interest    Payment     Including   September    December     the Trust         1996       Earned
Seller         Purchased      Rate         Date     Premium     30, 1996     31, 1995     for 1996     Amortization   for 1996
------         ---------    --------    ---------   -------     ---------    --------     --------     ------------   --------
Smith Barney   5/3/95        9.25%       8/1/95     $202,248    $       0    $      0      $    0         $    0       $    0

Smith Barney   9/19/95       4.40%       11/15/95    200,246            0           0           0              0            0

Wheat First    12/12/95      8.25%       2/15/96     205,592            0     203,958       6,012          3,958        2,054
                                                    --------     --------    --------      ------         ------       ------

                                                    $608,086     $      0    $203,958      $6,012         $3,958       $2,054
                                                    ========     ========    ========      ======         ======       ======

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 4  -     Related Party Transactions

              The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $13,375 and $0 for the three months ended September 30, 1996 and 1995 and $40,125 and $0 for the nine months ended September 30, 1996 and 1995, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $51,612 and $37,685 for the three months ended September 30, 1996 and 1995 and $120,282 and $52,229 for the nine months ended September 30, 1996 and 1995, respectively; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds. As of September 30, 1996 and December 31, 1995 $528,607 and $375,578 of such costs have been incurred of which $355,114 and $243,182 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

              The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of September 30, 1996 and December 31, 1995 offering costs totaled $610,760 and $419,473, respectively, and along with selling commissions (see below) are charged directly to Beneficial Owners' Equity- Shareholders.

              The Trust has agreed to pay commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At September 30, 1996 and December 31, 1995, the Company paid $1,445,494 and $1,028,740 of commissions and due diligence to unaffiliated broker-dealers.


NOTE 5  -     Subsequent Events

              The Trust has received an additional $2,789,220 of Gross Proceeds representing 139,461 shares for the period October 1, 1996 to October 15 , 1996.

              On November 14, 1996, distributions of $484,715 and $4,896 will be paid to the Shareholders and the Manager, respectively, representing the 1996 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

              On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. The Offering terminated as of October 15, 1996. As of September 30, 1996, the Trust had received $26,430,366 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,313,925 shares pursuant to the Offering and 7,593 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $24,315,937 after volume discounts, payments of sales commissions and organization and offering expenses. For the period October 1, 1996 to October 15, 1996, a total of approximately 139,461 additional shares were sold through the Offering representing Gross Proceeds of $2,789,220.

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be nine to eight years. As of September 30, 1996, 31.78% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of September 30, 1996, of the total net proceeds available for investment, 2.50% had been invested in Tax-Exempt Securities and 65.72% in First Mortgage Bonds.

              On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds") in which the Trust had previously acquired a 100% participation. In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority and are secured by a first mortgage and mortgage loan on Reflections Apartments ("Reflections"), a development consisting of 336 apartment units in Casselberry, Florida. On February 15, 1996 the Philadelphia Penn Refunding General Obligation Tax-Exempt Bond matured. On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County and secured by a deed of trust on Rolling Ridge Apartments ("Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California.

              During the nine months ended September 30, 1996, cash and cash equivalents decreased approximately $2,343,000 primarily as a result of proceeds from the issuance of shares of beneficial interest ($7,649,000), the maturity of one Tax-Exempt Security ($200,000) and cash provided by operating activities ($983,000) which exceeded distributions to shareholders ($1,245,000), an increase in offering costs ($608,000), an increase in deferred cost ($225,000), an increase in marketable securities ($4,150,000), and the purchase of a First Mortgage Bond ($4,925,000). Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of approximately $35,000.

              The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $264,304 at September 30, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of September 30, 1996, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

              The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative of other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Distribution Policy
-------------------

              The Trust has adopted a policy of attempting to maintain stable distributions during the offering period and acquisition stage. In order to accomplish this result, a portion of the Net Proceeds are expected to be invested in Tax-Exempt Securities with an aggregate average life of nine to eight years, a portion of which will amortize or be paid during such period. Proceeds from such amortization or repayment will be distributed to Shareholders. To date, the Trust has purchased and may be required to continue to purchase Tax-Exempt Securities which mature quarterly during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

              Of the total distributions of $1,244,735 and $83,540 made for the nine months ended September 30, 1996 and 1995, $481,441 ($.36 per share or 39%) and $71,033 ($.11 per share or 85%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $600,010 ($.45 per share or 39%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

              Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund distributions at the current level in the future.

Results of Operations
---------------------

              The results of operations for the three and nine months ended September 30, 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative and loan servicing fees. The results of operations for the three and nine months ended September 30, 1995 consisted primarily of interest income earned on marketable securities, net of general and administrative expenses. Results of operations are not comparable and are not reflective of future operations of the Trust due to the continued utilization of the net proceeds of the Offering to invest in First Mortgage Bonds and Tax-Exempt Securities. In addition interest income from marketable securities will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in First Mortgage Bonds and Tax Exempt Securities.

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

         27      Financial Data Schedule (filed herewith)

(b) No current reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)


                                  By:  RELATED AMI ASSOCIATES, INC., as Manager


Date:  November 13, 1996               By:    /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Senior Vice President and
                                              Principal Financial Officer



Date:  November 13, 1996               By:    /s/ Richard A. Palermo
                                              ----------------------
                                              Richard A. Palermo
                                              Treasurer and
                                              Principal Accounting Officer