Form 10-K
period 1996-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1997-03-31
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number 33-73688

                         AMERICAN TAX-EXEMPT BOND TRUST
       (Exact name of registrant as specified in its governing instrument)


          Delaware                                  13-7033312
(State or other jurisdiction o                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

625 Madison Avenue, New York, New York                10022
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

       Registrant's prospectus dated November 1, 1994, as filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 33

                                     PART I

Item 1.       Business.

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

              On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated November 1, 1994. The Offering terminated as of October 15, 1996. As of December 31, 1996, a total of 1,453,386 shares have been sold through the Offering and 7,593 through the reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $29,219,586 (before volume discounts of $4,244). Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Redemption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

              Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 2,541 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds.

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

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in securities, the income from which is exempt from federal income taxation ("Tax-Exempt Securities") which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years.

              As of December 31, 1996, of the total Net Proceeds available for investment, 2.26% had been invested in Tax-Exempt Securities and 59.92% in First Mortgage Bonds. As of December 31, 1996, 37.82% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. Any of the Net Proceeds of this offering which have not been invested or committed to investment in First Mortgage Bonds or Tax-Exempt Securities within the later of 24 months from the effective date of the Registration Statement of which this Prospectus is a part or one year from the termination of the Offering will be distributed by the Trust to the shareholders as a return of capital without reduction for fees payable to the Manager or affiliates which would have been payable if such funds had been invested in First Mortage Bonds and Tax-Exempt Securities.

First Mortgage Bonds

              As of December 31, 1996, the Trust has made the following investment in First Mortgage Bonds:

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

              The Trust purchased the 100% participation in Reflections Bonds for $10,700,000 from BRI OP Limited Partnership, which is not affiliated with the Manager or Related Capital Company.

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

              The Reflections Bonds have a term of thirty years and are subject to mandatory redemption, at the Trust's option, after ten years. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, is prohibited during the first five years.

              Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 4% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.


Rolling Ridge Apartments

              On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County and secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower").

              The Rolling Ridge Bonds bear a fixed current interest rate of 9.0%, payable monthly in arrears, together with contingent interest. After payment of the fixed current interest, contingent interest will be payable out of (i) 30% of net property cash flow after payment of current interest and (ii) 25% of net sale or repayment proceeds (which may in certain circumstances when no sale proceeds are received be measured by fair market value) over repayment of outstanding principal, until the Borrower has paid interest at a simple annual rate of 16% over the term of the Rolling Ridge Bonds. As of the date hereof, the Borrower is current with respect to all payments of principal and interest.

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

Potential Aquisitions

Lexington Trails Apartments

              On January 31, 1997, the Trust executed a letter of intent to purchase tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Lexington Trails Bonds") in an approximate aggregate principal amount of $5,000,000. The Lexington Trails Bonds are expected to be issued by The Harris County Housing Finance Corporation and secured by a first mortgage and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails will be owned and operated by Lexington Trails-American Housing Foundation, Inc.

              As of February 18, 1997, the letter of intent remains outstanding and the Manager is still continuing its due diligence review of the Project. There is no assurance, the Trust will ultimately consummate this proposed investment or that the terms of the investment as described herein may not change.

              The Lexington Trails Bonds that will be used to acquire the Project will be structured to meet the Trust's investment criteria and are expected to bear a fixed current interest rate of 9.0%, payable monthly in arrears.

              The Trust expects that the principal of the Lexington Trails Bonds will be payable upon sale or refinancing of the Project. It is expected that prepayment, in whole or in part, will be prohibited during the first five years following the acquisition of the Lexington Trails Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 5% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

              The Trust has executed a letter of intent to purchase tax-exempt First Mortgage Bonds as described above. It should be understood that the initial disclosure of any proposed investment cannot be relied upon as an assurance that the Trust will ultimately consummate such proposed investment or that the information provided concerning the proposed investment will not change between the date hereof and the actual investment.

Anticipated Terms of Future First Mortgage Bonds

              The First Mortgage Bonds to be acquired by the Trust are expected to bear a current interest rate which is fixed. In addition, a majority of the First Mortgage Bonds are expected to provide for participations in net property cash flow and the residual value of the underlying Properties in an amount equal to 25% to 50% of net property cash flow and 25% to 50% of net sale or repayment proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the First Mortgage Bonds. The First Mortgage Bonds are expected to prohibit optional prepayments during the first five years after acquisition by the Trust and require a redemption premium of at least 4% of the principal amount if prepaid in the sixth year, declining 1% per year thereafter until there is no longer a premium.


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

Tax-Exempt Securities

              As of and for the year ended December 31, 1996, the Trust has made the following investments in Tax-Exempt Securities, all of which have matured:



                              Stated     Final             Purchase Price        Principal Balance at
                  Date       Interest   Payment         -----------------------   12/31/96 Including
Seller          Purchased      Rate      Date             %              Amount     Premium/(Disc)
------          ---------      ----      ----           ------           ------     --------------

Smith Barney    5/3/95        9.25%     8/1/95         101.124%        $ 202,248            $ 0

Smith Barney    9/19/95       4.40%     11/15/95       100.123%          200,246              0

Wheat First     12/12/95      8.25%     2/15/96        102.796%          205,592              0
                                                                       ---------            ---
                                                                       $ 608,086            $ 0
                                                                       =========            ===




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


Item 3.       Legal Proceedings.

              None.


Item 4.       Submission of Matters to a Vote of Shareholders.

              None.

                                     PART II

Item 5.       Market for the Registrant's Common Stock and Related Shareholder
              Matters

              The Offering terminated as of October 15, 1996. As of December 31, 1996, a total of 1,460,979 shares have been sold to the public, either through the Offering or the Trust's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 2,541 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of December 31, 1996, no eligible shares were redeemed.

              The number of shareholders as of December 31, 1996 was 1,229. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may therefore not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment.

Reinvestment Plan

              A Reinvestment Plan is available which enables shareholders to have their distributions from the Trust invested in shares of the Trust, or fractions thereof. The Reinvestment Plan commenced on November 1, 1994, the date the Trust commenced the Offering. Shares received pursuant to the Reinvestment Plan will entitle participants to the same rights and be treated in the same manner as those issued pursuant to the Offering.

              During the offering period, the price per share purchased pursuant to the Reinvestment Plan was $20. From October 15, 1996, (the termination of the offering period) until October 15, 1999, (the third anniversary of the final closing date), the price per share purchased pursuant to the Reinvestment Plan will equal $19. Thereafter, the price per share purchased pursuant to the Reinvestment Plan will be the greater of $20 (the public offering price) or 95% of the then fair market value of such share (as determined by the Manager).

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

Redemption Plan

              The Trust's Redemption Plan became effective October 15, 1996. Under the Redemption Plan any shareholder, including the Manager or any of its Affiliates, who acquired or received shares directly from the Trust or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Trust for redemption (the "Redemption Plan"). The Trust is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for such quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Trust will redeem the Eligible Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

              Upon presentment of Eligible Shares to the Trust for redemption, the redemption price will be $19 per Eligible Share. The Manager, in its sole discretion, may determine that it is appropriate to pay a higher price than described above. The redemption price of $19 shall be reduced by that portion of the Distributions received with respect to such Share which represents a principal payment or other return of capital.

              A Shareholder may present less than all his Eligible Shares to the Trust for redemption, provided, however that (i) he must always present at least the lesser of all of his Eligible Shares or 125 Eligible Shares for redemption, and (ii) if he would retain any Eligible Shares were the Shares presented to be redeemed, he must retain at least 125 Eligible Shares.

              The Manager may suspend or terminate the redemption of Eligible Shares upon notice to, but without the consent of, the Shareholders. Therefore, Shareholders should consider an investment in the Trust as a long-term investment.

Distribution Information

              Cash distributions for the years ended December 31, 1996 and 1995 were as set forth in the following table:

        Cash Distribution                                        Total Amount
        for Quarter Ended       Date Paid    Minimum   Maximum   Distributed
        -----------------       ---------    -------   -------   -----------

        March 31, 1996           5/15/96    $ .0667   $ .4000   $  410,056
        June 30, 1996            8/14/96      .3333     .4000      448,917
        September 30, 1996       11/14/96     .0667     .4000      484,715
        December 31, 1996        2/14/97      .2533     .4000      585,037
                                              -----     -----      -------

          Total for 1996                    $ .7200   $1.6000   $1,928,725
                                            =======   =======   ==========

        June 30, 1995            8/14/95    $ .0667   $ .3333   $   82,704
        September 30, 1995       11/14/95     .0667     .4000      259,544
        December 31, 1995        2/14/96      .0667     .4000      333,590
                                              -----     -----      -------

                Total for 1995              $0.2001   $1.1333   $  675,838
                                            =======   =======   ==========



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

              The Trust has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Trust. In order to accomplish this result, it has purchased and may be required to continue to purchase Tax-Exempt Securities which mature quarterly during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

              Of the total distributions of $1,753,876 and $346,455 made for the years ended December 31, 1996 and 1995, $616,427 ($.42 per share or 35%) and $118,569 ($.13 per share or 34%) represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $734,996. The portion of the distributions which constitutes a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

Item 6.       Selected Financial Data.

              The information set forth below presents selected financial data of the Trust. Additional financial information is set forth in the audited financial statements and notes thereto contained in Item 8 hereof.


         OPERATIONS*                            Years Ended December 31,
         -----------                         -----------------------------
                                                  1996            1995
                                             -------------- --------------

        Interest income:
           First Mortgage Bonds              $    1,127,980 $      226,972
           Tax-Exempt Securities                      2,054          2,160
           Marketable Securities                    262,381        147,647
                                             -------------- --------------

        Total revenues                            1,392,415        376,779

        Total expenses                              254,966        148,893
                                             -------------- --------------
        Net income                           $    1,137,449 $      227,886
                                             ============== ==============
        Net income per weighted average
           share-Shareholders                $         0.95 $         0.57
                                             ============== ==============
        Distribution per share**             $0.7200-1.6000 $0.2001-1.1333
                                             ============== ==============


                                               December 31,
                                     ------------------------------------
                                         1996         1995         1994
                                     -----------   -----------   --------

         FINANCIAL POSITION

        Total Assets                 $26,681,549   $17,385,740   $771,890
                                     ===========   ===========   ========
        Total Liabilities            $   320,858   $   174,470   $770,890
                                     ===========   ===========   ========
        Total Shareholders' Equity   $26,360,691   $17,211,270   $  1,000
                                     ===========   ===========   ========

----------

* The Trust had no operations in 1994.

** Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

              On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of October 15, 1996, (the termination date of the Offering), the Trust had received $29,219,586 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,453,386 shares pursuant to the Offering and 7,593 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $26,882,019 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After the effective date, 2,541 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of December 31, 1996, no eligible shares were redeemed.

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by Mortgage Loans principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of December 31, 1996, 37.82% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. As of December 31, 1996, of the total net proceeds available for investment, 2.26% had been invested in Tax-Exempt Securities and 59.92% in First Mortgage Bonds.

              On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds") in which the Trust had previously acquired a 100% participation. In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority and are secured by a first mortgage and mortgage loan on Reflections Apartments ("Reflections"), a development consisting of 336 apartment units in Casselberry, Florida. On February 15, 1996, the Philadelphia Penn Refunding General Obligation Tax-Exempt Bond matured. On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernadino County and secured by a deed of trust on Rolling Ridge Apartments ("Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California.

              For a description of each of the Trust's investments see Item 1. Business.

              During the year ended December 31, 1996, cash and cash equivalents decreased approximately $2,478,000 primarily as a result of distributions to shareholders ($1,754,000), an increase in offering costs ($831,000), an increase in deferred costs ($315,000), an increase in marketable securities ($6,650,000) and the purchase of a First Mortage Bond ($4,925,000) which exceeded proceeds from the issuance of shares of beneficial interest ($10,487,000), the maturity of one Tax-Exempt Security ($200,000) and cash provided by operating activities ($1,376,000). Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of approximately $50,000.

              The Trust has established a Reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $292,196 at December 31, 1996), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such Reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of December 31, 1996, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such Reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

              The Trust intends to continue to invest the Net Proceeds in First Mortgage Bonds and Tax Exempt Securities. The Trust expects that cash generated from the Trust's investments will be sufficient to pay all of the Trust's expenses in the forseeable future. However, certain expected reimbursements and the payment of a portion of the special distribution to the Manager for the years ended December 31, 1996 and 1995, have been accrued but are unpaid.

              The Trust anticipates that cash generated from the operations of the properties underlying investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Results of Operations

              The results of operations for the year ended December 31, 1996 consisted primarily of interest income earned on the First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees. The results of operations for the year ended December 31, 1995 consisted primarily of interest income earned on the First Mortgage Bonds and marketable securities, net of general and administrative expenses, general and administrative-related parties. Results of operations are not comparable and are not reflective of future operations of the Trust due to the continued utilization of the net proceeds of the Offering to invest in First Mortgage Bonds and Tax-Exempt Securities. In addition interest income from marketable securities will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in First Mortgage Bonds and Tax-Exempt Securities.

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

              Of the total distributions of $1,753,876 and $346,455 made for the years ended December 31, 1996 and 1995, $616,427 ($.42 per share or 35%) and $118,569 ($.13 per share or 34%) represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $734,996. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

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


Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                   Page
              --------------------                                                   ----
              Independent Auditors' Report                                           14

              Balance Sheets -December 31, 1996 and 1995                             15

              Statements of Income - Years ended December 31, 1996 and 1995          16

              Statements of Changes in Shareholders' Equity - Years ended
              December 31, 1996 and 1995                                             17

              Statements of Cash Flows - Years ended December 31, 1996  and 1995     18

              Notes to Financial Statements                                          19

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not required or because the required information is contained in the Financial
              Statements or notes thereto.



                          INDEPENDENT AUDITORS' REPORT




To The Manager
American Tax-Exempt Bond Trust:



We have audited the accompanying balance sheets of American Tax-Exempt Bond Trust as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax-Exempt Bond Trust as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                  /s/ KPMG Peat Marwick, LLP
                                                  --------------------------
                                                      KPMG Peat Marwick LLP


New York, New York
February 18, 1997

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                     ASSETS



                                                                         1996         1995
                                                                     -----------   -----------

Cash and cash equivalents (Note 1)                                  $    836,779    $  3,314,564
Marketable securities available for sale                               9,200,000       2,550,000
Investment in First Mortgage Bonds-at fair value (Note 3)             16,180,828      10,943,182
Investment in Tax-Exempt Securities (Note 4)                                   0         203,958
Deferred costs                                                           300,306         224,056
Organization costs (net of accumulated amortization
   of $17,500 and $7,500, respectively)                                   32,500          42,500
Other assets                                                                   0          72,220
Accrued interest receivable                                              131,136          35,260
                                                                    ------------    ------------
Total assets                                                        $ 26,681,549    $ 17,385,740
                                                                    ============    ============




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

 Due to affiliates                                                  $    291,451    $    131,917
 Accounts payable                                                         29,407          42,553
                                                                    ------------    ------------

Total liabilities                                                        320,858         174,470

Commitments (Note 6)

Shareholders' equity:

  Beneficial owner's equity-manager                                       (6,350)           (186)
  Beneficial owners' equity-shareholders (1,460,979 and 938,946
    shares issued and outstanding in 1996 and 1995, respectively)     26,256,842      17,211,456
  Net unrealized gain on First Mortgage Bonds (Note 3)                   110,199               0
                                                                    ------------    ------------

Total shareholders' equity                                            26,360,691      17,211,270
                                                                    ------------    ------------

Total liabilities and shareholders' equity                          $ 26,681,549    $ 17,385,740
                                                                    ============    ============





See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 and 1995




                                                                         1996         1995
                                                                     -----------   -----------

Revenues:

   Interest income:

     First Mortgage Bonds (Note 3)                                  $  1,127,980    $    226,972
     Tax-Exempt Securities (Note 4)                                        2,054           2,160
     Marketable Securities                                               262,381         147,647
                                                                    ------------    ------------

     Total revenues                                                    1,392,415         376,779
                                                                    ------------    ------------

Expenses:

   General and administrative                                             68,013          66,535
   General and administrative-
     related parties (Note 5)                                            139,007          74,858
   Loan serving fees                                                      37,946               0
   Amortization of organization costs                                     10,000           7,500
                                                                    ------------    ------------

     Total expenses                                                      254,966         148,893
                                                                    ------------    ------------

     Net income                                                     $  1,137,449    $    227,886
                                                                    ============    ============

   Allocation of Net Income:

     Shareholders                                                   $  1,067,015    $    224,865
     Manager                                                              10,778           2,271
     Special distributions to Manager (Note 5)                            59,656             750
                                                                    ------------    ------------

     Net income                                                     $  1,137,449    $    227,886
                                                                    ============    ============

     Net income per weighted
       average share - shareholders                                 $      0 .95    $      0 .57
                                                                    ============    ============



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      Beneficial    Beneficial      Net Unrealized
                                                  Owners' Equity- Owner's Equity-  Gain on First
                                       Total        Shareholders    Manager        Mortgage Bonds
                                   ------------    ------------    --------        --------------
Balance at
   January 1, 1995                 $      1,000    $          0    $  1,000             $      0

Issuance of shares of
   beneficial ownership
   interest                          18,777,052      18,777,052           0                    0

Offering costs                       (1,448,213)     (1,448,213)          0                    0

Net income                              227,886         224,865       3,021                    0

Distributions                          (346,455)       (342,248)     (4,207)                   0
                                   ------------    ------------    --------            ---------

Balance at
   December 31, 1995               $ 17,211,270    $ 17,211,456    $   (186)                   0

Issuance of shares of beneficial
   ownership interest                10,486,576      10,486,576           0                    0

Offering costs                         (830,927)       (830,927)          0                    0

Net income                            1,137,449       1,067,015      70,434                    0

Distributions                        (1,753,876)     (1,677,278)    (76,598)                   0

Net unrealized gain on
   First Mortgage Bonds                 110,199               0           0              110,199
                                   ------------    ------------    --------             --------

Balance at December 31, 1996       $ 26,360,691    $ 26,256,842    $ (6,350)            $110,199
                                   ============    ============    ========             ========



See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                1996             1995
                                                             ------------    ------------
Cash flows from operating activities:
   Net income                                                $  1,137,449    $    227,886
                                                             ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Amortization expense-organization costs                       10,000           7,500
     Amortization expense- loan origination costs                  36,059               0
     Amortization of REMIC premium                                  3,958           4,128
   Changes in operating assets and liabilities:
   Decrease (increase) in other assets                             72,220         (72,220)
   Increase in accrued interest receivable                        (95,876)        (35,260)
   Increase in due to affiliates                                  211,729          86,140
                                                             ------------    -------------
     Total adjustments                                            238,090          (9,712)
                                                             ------------    ------------

   Net cash provided by (used in) operating activities          1,375,539         218,174
                                                             ------------    ------------

Cash flows from investing activities:

   Purchase of First Mortgage Bonds                            (4,925,000)    (10,700,000)
   Purchase of Marketable Securities                           (6,650,000)     (2,550,000)
   Maturity of Tax-Exempt Securities                              200,000         400,000
   Purchase of Tax-Exempt Securities                                    0        (608,086)
   Increase in deferred costs                                    (314,756)       (455,735)
                                                             ------------    ------------

   Net cash used in investing activities                      (11,689,756)    (13,913,821)
                                                             ------------    ------------

Cash flows from financing activities:

   Decrease in accounts payable                                   (13,146)       (370,678)
   Decrease in due to affiliates                                  (52,195)       (311,882)
   Proceeds from issuance of shares of beneficial interest     10,486,576      18,777,052
   Distribution to shareholders                                (1,753,876)       (346,455)
   Increase in offering costs                                    (830,927)       (738,826)
                                                             ------------    ------------

   Net cash provided by financing activities                    7,836,432      17,009,211
                                                             ------------    ------------

Net  (decrease) increase in cash and cash equivalents          (2,477,785)      3,313,564

Cash and cash equivalents at beginning of year                  3,314,564           1,000
                                                             ------------    ------------

Cash and cash equivalents at end of year                     $    836,779    $  3,314,564
                                                             ============    ============
Supplemental schedule of non cash financial activities:
   Increase in offering costs                                $          0    $   (709,387)
   Decrease in deferred costs                                     238,506         952,569
   Increase in investment in first mortgage bonds                (238,506)       (243,182)
                                                             ------------    ------------
                                                             $          0    $          0
                                                             ============    ============


See accompanying notes to financial statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



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

              On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of December 31, 1996 and 1995, a total of 1,460,979 and 938,946 shares have been sold to the public through the Offering and the Trust's dividend (the "Reinvestment Plan") representing Gross Proceeds of $29,219,586 and $18,778,912 (before volume discounts of $4,244 and $1,860). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 2,541 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds.

              The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of December 31, 1996, of the total net proceeds for investment, 2.26% had been invested in Tax-Exempt Securities and 59.92% had been invested in First Mortgage Bonds. As of December 31, 1996, 37.82% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. Any of the Net Proceeds of this offering which have not been invested or committed to investment in First Mortgage Bonds or Tax Exempt Securities within the later of 24 months from the effective date of the Registration Statement of which this Prospectus is a part or one year from the termination of the Offering will be distributed by the Trust to the shareholders as a return of capital without reduction for fees payable to the Manager or affiliates which would have been payable if such funds had been invested in First Mortgage Bonds and Tax-Exempt Securities.

              The First Mortgage Bonds bear a current interest rate which is fixed. In addition, a majority of the First Mortgage Bonds are expected to provide for participations in net property cash flow and the residual value of the underlying properties in an amount equal to 25% to 50% of Net Property Cash Flow and 25% to 50% of Net Sale or Repayment Proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the First Mortgage Bonds. The First Mortgage Bonds are expected to prohibit optional prepayments during the first five years after acquisition by the Trust and require a redemption premium of at least 5% of the principal amount if prepaid in the sixth year, declining 1% per year thereafter until there is no longer a premium.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 1  -     General (continued)


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

              b)  Cash and Cash Equivalents

                  Included in cash and cash equivalents at December 31, 1996 is restricted cash of $292,196 for working capital reserves. Cash and cash equivalents include temporary investments with original maturity dates equal to or less than three months and are carried at cost plus accrued interest, which approximates market.

              c)  Loan Origination Costs

                  Bond Selection fees and expenses incurred for the investment of mortgage loans have been capitalized and amortized and are included in investment in First Mortgage Bonds. Loan origination costs are being amortized on the effective yield method over the lives of the respective mortgages.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 2  -     Accounting Policies (continued)


              f)  Income Taxes

                  The Trust is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Trust may be subject to state and local taxes in jurisdictions in which it operates.

              g)  Net Income Per Weighted Average Share

                  Net income per weighted average share is computed based in the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1996 and 1995 were 1,193,488 and 399,265 shares.

              h)  Investments in Marketable, Equity and Other Securities

              The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1996 and 1995, the Trust has classified its securities as available for sale.

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

              Investments in marketable, equity and other securities represent marketable securities (consisting of tax-exempt municipal preferred stock), investment in First Mortgage Bonds and investments in Tax-Exempt Securities. Unrealized gains and losses reported in Shareholders' equity related to First Mortgage Bonds. All other investments are carried at cost which approximates market.


              i)  Use of Estimates

                  Management of the Trust has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

              j)  Financial Instruments

                  The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company include cash and cash equivalents, marketable securities, investments in First Mortgage Bonds and Tax-Exempt Securities, interest receivable and all of its liabilities.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 2  -     Accounting Policies (continued)


              For cash and cash equivalents, marketable securities, interest receivable and accounts payable and accrued expenses the carrying amounts is a reasonable estimate of fair value.


NOTE 3  -     Investment in First Mortgage Bonds

Reflections Apartments

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

              The Trust purchased the 100% participation in Reflections Bonds for $10,700,000 from BRI OP Limited Partnership, which is not affiliated with the Manager or Related Capital Company.

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

              The Reflections Bonds have a term of thirty years and are subject to mandatory redemption, at the Trust's option, after ten years. The Principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, is prohibited during the first five years.

              Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

Rolling Ridge Apartments

              On August 2, 1996, the Trust purchased tax-exmpt First Mortgage Bonds (as hereinafter referred to as, the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge bonds were issued by San Bernardino County and secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge") a development consisting of 110 apartment units in Chino hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower").

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 3  -     Investment First mortgage Bonds (continued)


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

              The Rolling Ridge Bonds have a term of 30 years and are subject to mandatory redemtpion, at the Trust's option, after ten years. The Borrower will be permitted two nine-month extensions. The principal of the Rolling Ridge Bonds will be payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited during the first five years following the acquisition of the Rolling Ridge Bonds, except as described below. Prepayment in whole will be premitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by1% per year until the tenth year, when there will be no prepayment premium payable.

              Notwithstanding the foregoing, a one-time assumption will be permitted without prepayment penalty or contingent interest payment otherwise due on sale or refinancing. Any such new assuming borrower may be rejected by the Manager in its sole discretion and an assumption fee equal to actual costs plus one-half of 1% of the outstanding principal amount will be due at the time of assumption.

              The cost basis of the First Mortgage Bonds was $16,070,629 and $10,943,182 at December 31, 1996 and 1995. The net unrealized gain on First Mortgage Bonds consists of gross unrealized gains and losses of $269,849 and $159,650, respectively, at December 31, 1996. There was no unrealized gain or loss on the Investment in First Mortgage Bonds as of December 31, 1995.

              Information relating to investments in First Mortgage Bonds for the years ended December 31, 1996 and 1995 are as follows:


    Investments in First Mortgage Bonds - at fair value - January 1, 1995            $         0
        Additions:
            Reflections Bonds                                                         10,700,000
            Reflections Bonds - loan origination costs                                   243,182
                                                                                     -----------

    Investment in First Mortgage Bonds - at fair value - December 31, 1995            10,943,182
        Additions:
            Rolling Ridge Bonds                                                        4,925,000
            Rolling Ridge Bonds - loan origination costs                                 207,600
            Reflections Bonds - loan origination costs                                    30,906

        Deductions:
            Amortization of loan origination costs                                       (36,059)
                                                                                     -----------

    Amortized cost at December 31, 1996:                                              16,070,629
        Net unrealized gain on First Mortgage Bonds                                      110,199
                                                                                     -----------

    Investment in First Mortgage Bonds - at fair value - December 31, 1996           $16,180,828
                                                                                     ===========


                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of December 31, 1996 and 1995 are as follows:


                                                  Outstanding
                                     Date of          Loan                    Accumulated  Unrealized     Final           Final
                                   Investment/       Balance        Loan     Amortization  Gain (Loss)    Balance        Balance
                                       Final       at December  Origination   at December  at December  at December    at December
Property       Description          Maturity Date   31, 1996       Costs       31, 1996     31, 1996      31, 1996      31, 1995
--------       -----------          -------------   --------       -----       --------     --------      --------      --------

Reflections
Bonds
Casselbury,
Florida (A)    336 Apartment Units  12/95 - 12/25   $10,700,000   $ 274,088     $ 27,409    $  269,849   $11,216,528   $10,943,182

Rolling Ridge
Bonds
Chino Hills,
California (B) 110 Apartment Units  8/96-8/26         4,925,000     207,600        8,650      (159,650)    4,964,300             0
                                                    -----------   ---------     --------     ---------   -----------   -----------

                                                    $15,625,000   $ 481,688     $ 36,059     $ 110,199   $16,180,828   $10,943,182
                                                    ===========   =========     ========     =========   ===========   ===========


              Interest Earned                 Net Interest
                by the Trust     Less 1996      Earned
                 for 1996       Amortization   for 1996
                 --------       ------------   --------

Reflections
Bonds
Casselbury,
Florida (A)     $ 979,453        $27,409      $952,044

Rolling Ridge
Bonds
Chino Hills,
California (B)    184,586          8,650       175,936
               ----------        -------    ----------
               $1,164,039        $36,059    $1,127,980
               ==========        =======    ==========


----------

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

              Information relating to investments in Tax-Exempt Securities for the years ended December 31, 1996 and 1995:

    Investment in Tax-Exempt Securities - January 1, 1995            $       0

    Purchases:

      Topeka Kansas General Obligation Tax-Exempt Bond                 202,248
      New York State Environment Tax-Exempt Bond                       200,246
      Philadelphia Penn General Obligation Tax-Exempt Bond             205,592

    Sales:

      Maturity of Topeka Kansas General Obligation
        Tax-Exempt Bond                                               (200,000)
      Maturity of New York State Environmental
        Tax-Exempt Bond                                               (200,000)
      Amortization of premium                                           (4,128)
                                                                     ---------

    Investment in Tax-Exempt Securities - December 31, 1995            203,958


    Sales:

      Maturity of Philadelphia Penn Refunding General Obligation
        Tax-Exempt Bond                                               (200,000)
      Amortization of premium                                           (3,958)
                                                                     ---------

    Investment in Tax-Exempt Securities- December 31, 1996           $       0
                                                                     =========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4  -     Investment in Tax-Exempt Securities (continued)

              Information relating to investments in Tax-Exempt Securities as of December 31, 1996 and 1995 are as follows:


                                                           Original
                                                           Purchase      Final     Final     Interest
                                  Stated        Final       Price     Balance at Balance at  Earned by                 Net
                     Date        Interest     Payment      Including   December   December   the Trust    1996        Interest
Seller              Purchased      Rate        Date        Premium     31, 1996  31, 1995    for 1996  Amortization   Earned
------              ---------      ----        ----        -------     --------  --------    --------  ------------   ------

Smith Barney       5/3/95        9.25%       8/1/95       $202,248    $    0    $      0    $    0       $    0        $    0

Smith Barney       9/19/95       4.40%       11/15/95      200,246         0           0         0            0             0

Wheat First        12/12/95      8.25%       2/15/96       205,592         0     203,958     6,012        3,958         2,054
                                                          --------    ------    --------    ------       ------        ------
                                                          $608,086    $    0    $203,958    $6,012       $3,958        $2,054
                                                          ========    ======    ========    ======       ======        ======


                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5  -     Related Party Transactions

              The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $59,656 and $750 for the years ended December 31, 1996 and 1995; the total amount accrued and unpaid as of December 31, 1996 and 1995 amounted to $39,594 and $750, respectively (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $139,007 and $74,858 for the years ended December 31, 1996 and 1995; the total amount accrued and unpaid as of December 31, 1996 and 1995, amounted to $211,141 and $74,858, respectively. (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of December 31, 1996 and 1995, $584,392 and $375,578 of such costs have been incurred of which $355,114 and $243,182 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

              The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of December 31, 1996 and 1995, offering costs totaled $680,489 and $419,473, and along with selling commissions (see below) are charged directly to Beneficial Owners' Equity- Shareholders.

              The Trust paid commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At December 31, 1996 and 1995, the Trust paid $1,598,651 and $1,028,740 of commissions and due diligence to unaffiliated broker-dealers.


NOTE 6  -     Commitments


Lexington Trails Apartments

              On January 31, 1997, the Trust executed a letter of intent to purchase tax-exempt First Motgage Bonds (as hereinafter referred to as the "Lexington Trails Bonds") at an approximate aggregate principal amount of $5,000,000. The Lexington Trails Bonds are expected to be issued by The Harris County Housing Finance Corporation and secured by a first mortgage and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails will be owned and operated by Lexington Trails-American Housing Foundation, Inc.

              As of February 18, 1997, the letter of intent remains outstanding and the Manager is still continuing its due diligence review of the Project. There is no assurance, the Trust will ultimately consummate this proposed investment or that the terms of the investments as described herein may not change.

              The Lexington Trails Bonds that will be used to acquire the Project will be structured to meet the Trust's investment criteria and are expected to bear a fixed current interest rate of 9.0%, payable monthly in arrears.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6  -     Commitments (continued)

              The Trust expects the principal of the Lexington Trails Bonds will be payable upon sale or refinancing of the Project. It is expected that prepayment, in whole or in part, will be prohibited during the first five years following the acquisition of the Lexington Trails Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.


NOTE 7  -     Subsequent Events

              On January 6, 1997, the Trust used a portion of the net proceeds of its offering to purchase a New York NY Tax Antic NTS-SER Tax-Exempt Bond from Smith Barney. The bond, which has a principal face value of $400,000 and interest rate of 4.5%, was purchased as a permanent investment at the premium price of 100.119% or $400,476 and matured on February 12, 1997.

              On February 14, 1997, a distribution of $585,037 and $5,909 was paid to the shareholders and the Manager, respectively, representing the 1996 fourth quarter distribution. The distribution has been funded from cash collections of debt service payments and interest income through approximately the distribution date, February 14, 1997, and proceeds from the maturity of investments.

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

              The Registrant, the Registrant's Manager and their directors and executive officers, and any persons holding more than ten percent of the Registrant's shares are required to report their initial ownership of such shares and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors are required by Securities and Exchange Commission regulators to furnish the Trust with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the Manager's directors and executive officers and persons who own greater than ten percent of the Registrant's shares of copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

              These officers of the Manager may also provide services to the Trust on behalf of the Manager. The executive officers and directors of the Manager and their positions with the Manager are set forth below.

                                                                                  Year First Became
          Name               Age            Positions Held                 Officer/Director of Manager

     J. Michael Fried         52            Director and President                   1991

     Stuart J. Boesky         40            Director and Senior Vice President       1991

     Alan P. Hirmes           42            Senior Vice President                    1991

     Arthur G. Hatzopoulos    43            Vice President                           1995

     Richard A. Palermo       36            Treasurer                                1996

     Lynn A. McMahon          41            Secretary                                1991

              J. MICHAEL FRIED, age 52, is Director and President of the Manager and is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all of the syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

              STUART J. BOESKY, age 40, is Director and Senior Vice President of the Manager. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook and Strook and Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

              ALAN P. HIRMES, age 42, is Senior Vice President of the Manager. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

              ARTHUR G. HATZOPOULOS, age 43, is Vice President of the Manager and is a Vice President of Related Capital Company where he is responsible for a tax-exempt multifamily bond fund and acquisitions of low-income housing tax credit projects. Prior to joining Related in August 1992, Mr. Hatzopoulos was a First Vice President and Portfolio Manager for First Nationwide Bank, a Federal Savings Bank, where he was responsible for debt restructuring, special lending relationships and asset sales. He has also been associated with an investment banking firm where he was responsible for monitoring a national portfolio of multifamily revenue bond projects. From 1981 to 1985 he served as Deputy Director of the Jersey City Department of Housing and Economic development. Mr. Hatzopoulos graduated for Columbia University with a Bachelor of Arts degree. He also holds a Masters in City and Regional Planning from Harvard University, Kennedy School of Government.

              RICHARD A. PALERMO, age 36, is Treasurer of the Manager. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

              LYNN A. McMAHON, age 41, is Secretary of the Manager. She has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

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


Item 12.      Security Ownership of Certain Beneficial Owners and Management.

              As of March 3, 1997, no person was known by the Trust to be the beneficial owner of more than five percent of the outstanding shares of the Trust. As of March 3, 1997, no directors and officers of the Manager own any shares of the Trust.


Item 13.      Certain Relationships and Related Transactions.

              The Trust has and will continue to have certain relationships with the Manager and its affiliates, as discussed in Item 11 and Item 8, Note 5. However, there have been no direct financial transactions between the Trust and the directors and officers of the Manager.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                      Sequential
(a) 1.        Financial Statements                                                                       Page
              --------------------                                                                       ----
              Independent Auditors' Report                                                               14

              Balance Sheets at December 31, 1996 and 1995                                               15

              Statements of Income - years ended December 31, 1996 and 1995                              16

              Statements of Changes in Shareholders' Equity - years ended
                      December 31, 1996 and 1995                                                         17

              Statements of Cash Flows - years ended December 31, 1996 and 1995                          18

              Notes to Financial Statements                                                              19

(a) 2.        Financial Statement Schedules
              -----------------------------

              All schedules have been omitted because they are not required or because the required information is contained in the Financial
              Statements or notes thereto.

(a) 3.        Exhibits
              --------

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

              10(a)   Escrow Agreement (incorporated by reference from Exhibit 10(a)
                      to the Registration Statement on Form S-11, File No. 33-73688).

              10(b)   Fee Agreement (incorporated by reference from Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

              10(c)   Orange County Housing Finance Authority Multifamily
                      Revenue Refunding Bonds 1995 Series (Casselberry-Oxford
                      Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Current Report on Form 8-K, as previously filed on December 21, 1995)

              27      Financial Data Schedule (filed herewith)                                           37

99.           Additional Exhibits
              -------------------

              99(a)   The financial statements of Casselberry-Oxford Associates
                      Limited Partnership which owns and operates a 336 unit
                      rental housing community known as Reflections Apartments
                      located in Casselberry, Florida, as required by Staff
                      Accounting Bulletin No. 71.                                                        38



              99(b)   The financial statements of Rolling Ridge L.L.C. which owns and operates a 110 unit rental housing community known as Rolling Ridge
                      Apartments located in Chino Hills, California, as required by Staff
                      Accounting Bulletin No. 71.                                                        52

(b) No current reports on Form 8-K have been filed during the quarter ended December 31, 1996.


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




                            AMERICAN TAX-EXEMPT BOND TRUST
                                     (Registrant)



                            By:    RELATED AMI ASSOCIATES, INC., as Manager



Date: March 27, 1997        By:    /s/ J. Michael Fried
                                   ---------------------------------------
                                   J. Michael Fried
                                   Director and President


Date: March 27, 1997        By:   /s/ Stuart J. Boesky
                                  ---------------------------------------
                                  Stuart J. Boesky
                                  Director and Senior Vice President

              Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                          Title                                         Date
------------------------      -------------------------------------------       --------------
/s/ J. Michael Fried          Director and President (Principal Executive
------------------------      Officer) of the Manager                           March 27, 1997
J. Michael Fried

/s/ Stuart J. Boesky          Director and Senior Vice President
------------------------      of the Manager                                    March 27, 1997
Stuart J. Boesky


/s/ Alan P. Hirmes            Senior Vice President (Principal Financial
------------------------      Officer) of the Manager                           March 27, 1997
Alan P. Hirmes

/s/ Richard A. Palermo        Treasurer (Principal Accounting Officer)
------------------------      of the Manager                                    March 27, 1997
Richard A. Palermo


                            FINANCIAL STATEMENTS AND
                          INDEPENDENT AUDITORS' REPORT

                          CASSELBERRY-OXFORD ASSOCIATES
                               LIMITED PARTNERSHIP

                           DBA REFLECTIONS APARTMENTS

                        (A MARYLAND LIMITED PARTNERSHIP)

                                DECEMBER 31, 1996

                                C O N T E N T S

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 3

FINANCIAL STATEMENTS

BALANCE SHEET                                                                4

STATEMENTS OF OPERATIONS                                                     5

STATEMENT OF PARTNERS' DEFICIT                                               6

STATEMENT OF CASH FLOWS                                                      7

NOTES TO FINANCIAL STATEMENTS                                                8

[LETTERHEAD]    Reznick Fedder & Silverman

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Casselberry-Oxford Associates Limited Partnership

        We have audited the accompanying balance sheet of Casselberry-Oxford Associates Limited Partnership as of December 31, 1996, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perfomm the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casselberry-Oxford Associates Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Bethesda, Maryland
January 24, 1997

217 East Redwood St.
Baltimore MD 21202-3316
Telephone: (410) 727-4340
Fax (410) 727-0460

212 S. Tryon St.
Charlotte, NC 28281-8100
Telephone: (704) 332-9100
Fax (704) 332-6444

745 Atlantic Ave.
Boston, MA 02111-2735
Telephone: (617) 423-5855
Fax: (617)423-6651

P.O. Box 501298
Atlanta, GA 31150-1298
Telephone: (770) 844-0644
Fax: (770) 844-7363

                Casselberry-Oxford Associates Limited Partnership

                                  BALANCE SHEET

                                December 31,1996

                                     ASSETS

  INVESTMENT IN PROPERTY AND EQUIPMENT
   Property and equipment                                                                          $ 6,829,167
  OTHER ASSETS
   Cash                                                                                                  8,230
   Tenant receivables                                                                                    2,413
   Other accounts receivable                                                                               136
   Due from Oxford                                                                                      19,116
   Tenant security deposits - funded                                                                    62,254
   Prepaid expenses                                                                                     10,000
   Mortgage escrow deposits                                                                             85,233
   Capital expenditure reserve                                                                         121,628
   Reserve for replacements                                                                             17,331
   Unamortized costs                                                                                   413,315
                                                                                              ----------------

                                                                                                    $7,668,823
                                                                                              ================


                        LIABILITIES AND PARTNERS' DEFICIT
  LIABILITIES APPLICABLE TO INVESTMENT IN PROPERTY AND EQUIPMENT

   Mortgage note payable                                                                       $     10,700,000
   Accrued interest payable                                                                              82,925
                                                                                               ----------------
                                                                                                     10,782,925
  OTHER LIABILITIES
   Accounts payable                                                                                     121,883
   Tenant security deposits                                                                              59,547
   Deferred rental revenue                                                                               10,050
   Working capital advances                                                                               3,234
   Accrued investor services fee                                                                          7,000
   Working capital loan (includes accrued interest
   of $98,358 )                                                                                         917,458
   Operating expense loan (includes accrued interest
   of $67,280 )                                                                                       1,233,909
   Loan payable                                                                                         347,177
   Deferred management fees                                                                             148,460
   Subordinated management fees                                                                          67,468
   Subordinated loan payable                                                                            153,843
                                                                                               ----------------
                                                                                                     13,852,954
  PARTNERS' DEFICIT
   Capital contributions                                       $      5,835,310
   Less: Nonamortizable costs                                           439,499
                                                               -----------------
                                                                      5,395,811
   Cumulative cash distributions                                       (324,745)
   Cumulative losses                                                (11,255,197)                    (6,184,131)
                                                               ----------------
                                                                                               $      7,668,823
                                                                                               ================

 The accompanying notes are an integral part of this statement

                Casselberry-Oxford Associates Limited Partnershi

                       STATEMENT OF REVENUE AND EXPENSES -

                                INCOME TAX BASIS

                           Year ended December 31,1996

Gross potential rental revenue                                          $ 2,202,469
Less vacancies and allowances                                               147,703
                                                                        -----------
    Net rental revenue                                                    2,054,766

Interest income                                                              10,634
Other income                                                                119,018
                                                                        -----------

      Total operating revenue                                             2,184,418
                                                                        -----------

Operating expenses
   Renting                                   $ 32,920
   Administrative                             256,827
   Maintenance and operating                  449,649
   Utilities                                  149,726
   Taxes                                      206,549
   Insurance                                   70,823                     1,166,494
                                             --------

 Mortgage interest                            979,050
 Interest on advances and loans                81,500
 Depreciation                                 229,652
 Amortization                                  45,576
 Financing fees                                11,000
 Investor services fees                         8,111
 Professional fees                              4,918
 Other partnership expenses                    18,379                     1,378,186
                                             --------
                                                                        -----------

     Total expenses                                                       2,544,680
                                                                        -----------

     Net loss                                                           $  (360,262)
                                                                        ===========


The accompanying notes are an integral part of this statement

                Casselberry-Oxford Associates Limited Partnership

                STATEMENT OF PARTNERS' DEFICIT - INCOME TAX BASIS

                           Year ended December 31,1996

                                       Gross          Less               Net        Cumulative
                                      Capital      Nonamortizable      Capital          Cash          Cumulative         Partners'
                                    Contributions      Costs        Contributions  Distributions       Losses            Deficit
                                     ----------      ---------       ----------      ---------       ------------       -----------
Partners' deficit                    $5,835,310      $(439,499)      $5,395,811      $(324,745)      $(10,894,935)      $(5,823,869)
1/1/96

Net loss                                   --             --               --             --             (360,262)         (360,262)

                                     ----------      ---------       ----------      ---------       ------------       -----------

Partners' deficit                    $5,835,310      $(439,499)      $5,395,811      $(324,745)      $(11,255,197)      $(6,184,131)
 12/31/96                            ==========      =========       ==========      =========       ============       ===========




The accompanying notes are an integral part of this statement

                Casselberry-Oxford Associates Limited Partnership

                   STATEMENT OF CASH FLOWS - INCOME TAX BASIS

                          Year ended December 31, 1996

Cash flows from operating activities
    Net loss                                                          $(360,262)
    Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation                                                      229,652
      Amortization                                                       45,576
      Changes in asset and liability accounts
      (Increase) decrease in assets
        Tenant receivables                                               16,924
        Other accounts receivable                                          (136)
        Mortgage escrow deposits                                          1,863
        Debt service escrow                                              78,372
        Tenant security deposits - net                                   (2,004)
      Increase (decrease) in liabilities
        Accounts payable                                               (285,461)
        Accrued interest payable                                         53,500
        Accrued interest - working capital loan                          81,500
        Deferred rental revenue                                           1,068
                                                                      ---------

          Net cash used in operating activities                        (139,408)
                                                                      ---------

Cash flows from investing activities
  Net deposits to reserve for replacements                              (17,331)
  Net disbursements from capital expenditure reserve                    107,381
                                                                      ---------

      Net cash provided by investing activities                          90,050
                                                                      ---------

Cash flows from financing activities
  Proceeds from working capital loan                                      4,100
  Refund of unamortized costs                                            19,251
                                                                      ---------

     Net cash provided by financing activities                           23,351
                                                                      ---------

      NET DECREASE IN CASH                                              (26,007)

Cash, beginning                                                          34,237
                                                                      ---------

Cash, end                                                             $   8,230
                                                                      =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                              $ 925,550
                                                                      =========


                   The accompanying notes are an integral part of this statement

                Casselberry-Oxford Associates Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996

NOTE 1 - Organization

     Casselberry-Oxford Associates Limited Partnership, a Maryland limited partnership, was formed January 1, 1983 to acquire an interest in real property located in Casselberry, Florida and to construct and operate a 336 unit rental housing community known as Reflections Apartments. The partnership will continue to operate until December 31, 2036, unless dissolved earlier in accordance with the partnership agreement. The partnership has entered into an agreement, which governs the rental, sale, and conversion of the units with the Orange County Housing Finance Authority of the State of Florida, and Suntrust Bank, Central Florida, National Association. The agreement provides for, among other things, the rental of at least 20% of the units to tenants whose income does not exceed 80% of the median area income. This restriction is necessary in order for the partnership to comply with the provisions of the Internal Revenue Code governing preservation of the tax exempt status of the bonds issued by the Orange County Housing Finance Authority.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the financial statements follows.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Rental Income

     Rental income is recognized as rentals become due. Rental payments received in advance are deferred until earned. All leases between the partnership and the tenants of the property are operating leases.

     Depreciation

     Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis for financial reporting purposes. Accelerated lives and methods are used for income tax purposes.

     Unamortized Costs

     Permanent financing costs are being amortized on the straight-line method over the term of the mortgage.

     Nonamortizable Costs

     The partnership has determined that nonamortizable costs of $439,499, attributable to the issuing and marketing of limited partnership interests, are a direct reduction of capital.

               Casselberry-Oxford Associates Limited Partnership

                                December 31, 1996

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

     No provision or benefit for income taxes has been included in these financial statements since the taxable income or loss passes through to, and is reportable by, the partners on their respective income tax returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The general partners of the partnership are Leo E. Zickler and OAMCO Vll, L.L.C.

     The general partners are officers and/or affiliates of Oxford Development Corporation (Oxford), Oxford Holding Corporation (OHC), Oxford Realty Financial Group, Inc. (ORFG), or NHP Inc.

     The following items were paid or are payable to Oxford, OHC, ORFG, NHP Inc. or their affiliates from operating revenues or distributable net cash flow.

     Property Management Fee

     The partnership has entered into an agreement with NHP Management Company, an affiliate of NHP Inc. to provide property management services to the partnership. The fee for such services is equal to 3.36% of gross collections which was $73,016 in 1996. The agreement expires December 31, 1997, at which time it can be automatically renewed for one year periods, subject to certain limitations.

     Deferral of Fees

     In prior years, NHP Management Company was required to defer a portion of the property management fees. At December 31, 1996 the cumulative amount deferred was $45,287 and is included in deferred management fees. Additionally, Oxford Management Company, Inc. (OMC), the former property management agent, had also deferred management fees of $87,745 in prior years.

     These deferred fees are payable without interest from distributable net cash flow (note 6) or from the proceeds of sale or refinancing, after certain priorities.

     Subordination of Fees

     In 1987, OMC agreed to subordinate $67,468 of its management fees. This amount is repayable to OMC, without interest, from distributable net cash flow (note 6) or proceeds of sale or refinancing of the project, after certain priorities.

     Accounting and Data Processing Fee

     NHP Management Company receives an accounting and data processing fee of $1.49 per unit per month. A fee of S6,015 was paid in 1996.

                Casselberry Oxford Associates Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     Administrative Fee

     NHP Management Company receives an annual fee of $895 for preparation of workpapers and account analyses for the audit firm.

     Incentive Management Fee

     NHP Management Company receives an incentive management fee payable from distributable net cash flow after certain priorities (note 6). No fee was earned in 1996.

     Capital lmprovement Consulting, Oversight, and Administrative (CICOA) Fee

     NHP Management Company earns a fee for its services in special planning and oversight in connection with capital improvements made to the rental property. The fee is 7.46% of the actual costs of certain capital improvements, subject to certain limitations, and is payable to NHP Management Company from operating revenue. The fee earned in 1996 was $5,997.

     Cash Management Fee

     NHP Management Company receives a cash management fee for managing and investing partnership funds. The fee is 1.12% of the average monthly investment portfolio (computed on an annualized basis) managed by NHP Management Company. The fee earned by NHP Management Company in 1996 was $660 and was offset against interest income.

     Asset Management Fees

     The partnership has entered into an Asset Management Agreement with ORFG to provide certain supervisory and asset management services to the partnership, which previously had been provided by the former property management agent, Oxford Management Company, Inc. (OMC), but are not provided by NHP Management Company, including overseeing the property manager. A portion of the fee earned for such services in 1996 was $29,496, representing an amount equal to 34.1% of all the above-referenced fees payable to NHP Management Company, and is currently payable as an operating expense.

     In prior years, ORFG was required to defer a portion of this fee. As of December 31, 1996, the cumulative amount deferred was $15,428 and is included in deferred management fees.

     Additionally under this agreement, ORFG earns a fee equal to 1% of the gross receipts "Supplemental fee". The supplemental fee is deferred and is payable from distributable net cash flow (note 6). Any unpaid supplemental fee will bear interest at 2% per annum over the prime rate as charged by Citibank (8.25% at December 31, 1996). No supplemental fee was expensed in 1996.

                Casselberry-Oxford Associates Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     Management estimates that projected future cash flow will not be sufficient to pay the supplemental fee. Consequently, the partnership has ceased accrual of this fee. If, in the future, the partnership determines that projected cash flow is sufficient to pay ths fee, the partnership will accrue any prior year's fees and interest thereon at that time.

     Investor Services Fee

     An investor services fee is payable annually on a cumulative basis to ORFG for its services in preparing necessary reports for the investor limited partners and in communicating with them concerning the partnership's affairs. The fee may be increased by the same percentage as the average percentage increase in the project's rent. A fee of $8,111 was expensed and paid in 1996.

     Prior to January 1, 1994, Oxford Equities Corporation (OEC) was the servicer of this information. The balance due OEC at December 31, 1996 was $7,000.

     Due from Oxford

     When OMC provided property management services to the partnership, the employees of the partnership were paid through a common paymaster, Oxford Realty Services Corporation (ORSC). The partnership had a deposit with ORSC of $19,116 which represented approximately the amount advanced by ORSC to fund payroll before being reimbursed by the partnership. This deposit will be refunded by ORSC in accordance with the Payroll Reimbursement Agreement.

     The following loans have been made to the partnership by Oxford or its affiliates.

     Working Capital Advances

     Oxford has provided non-interest bearing working capital advances, which are repayable from first available distributable cash flow. As of December 31, 1996, the balance due Oxford was $3,234.

     Working Capital Loan

     Oxford has provided working capital loans to the partnership. Repayment of this loan is subordinated to certain priority returns to the Preferred ILPs (note 6), with the unpaid balance accruing interest at a simple rate equal to 10% per annum. Interest of $81,500 was expensed in 1996. As of December 31, 1996, the amount due Oxford was $917,458 which includes accrued interest of $98,358.

                Casselberry-Oxford Associates Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     Operating Expense Loan

     Pursuant to a loan and incentive fee agreement between OMC and the partnership, OMC has agreed to provide an operating expense loan. OMC has advanced $1,233,909 as of December 31, 1996 which includes accrued interest of S67,280. Pursuant to an earlier agreement no additional interest will be charged. The loan is repayable from distributable net cash flow (note 6) or proceeds of the sale or refinancing of the protect, after certain priorities. OMC is not required to make additional operating expense loans as the term of this obligation has expired.

     Subordinated Loan Payable

     During 1988, a collateral security account funded by Oxford, in the amount of $153,843 was drawn to pay mortgage interest of the partnership. This amount is repayable to Oxford, without interest, upon sale or refinancing of the project, after certain priorities.

     Amounts outstanding on the above notes and loans at the time of sale or refinancing of the project or the dissolution of the partnership are payable from the proceeds of such sale, refinancing or partnership liquidation.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation, and at December 31, 1996 consisted of the following:

                  Land                            $   700,000
                  Buildings                         9,173,606
                  Building equipment                1,598,578
                                                  -----------
                                                   11,472,184
                                                  -----------
                  Less accumulated depreciation     4,543,017
                                                  -----------

                                                  $ 6,929,167
                                                  ===========
NOTE 5- MORTGAGE NOTE PAYABLE

     The mortgage note payable in the amount of $10,700,000, was financed by the 1995 Series Tax Exempt Refunding Bonds issued by Orange County Housing Finance Authority. Debt service payments on the mortgage loan are made directly to the sole bond holder, American Tax-Exempt Bond Trust. The mortgage loan provides for: (a) maturity on December 22, 2005; (b) an interest rate equal to 9% per annum; (c) monthly payments of interest only and quarterly interest payments equal to 25% of net cash flow after a priority payment to the partnership equal to 3.7% of total operating income for the period; and (d) establishment of a capital expenditure reserve with an initial deposit at closing of $200,000 and, monthly deposits into a replacement reserve equal to $8,400 per month for the first 24 months and $7,000, per month, thereafter.

                Casselberry-Oxford Associates Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1996

NOTE 5 - MORTGAGE NOTE PAYABLE (Continued)

     The liability of the partnership is limited to the property and equipment collateralizing the f mortgage note and certain other amounts deposited with the mortgage lender.

NOTE 6 - LOAN PAYABLE

     In 1989, the partnership received a loan from Merrill Lynch, Hubbard, Inc., to cover certain costs of refinancing a previous mortgage loan. The loan is repayable, without interest, from the proceeds of the sale or refinancing of the project, after certain priorities. As of December 31, 1996, the loan balance was $347,177.

NOTE 7 - PARTNERS' CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

     Partners' capital contributions are as follows:
                    General and Special Limited
                     Partners                                                      $      260
                    Investor Limited Partners                                       4,750,050
                    Preferred Limited Partners                                      1,085,000
                                                                                   ----------

                                                                                   $5,835,310
                                                                                   ==========

     Distributable net cash flow (deficit) at December 31, 1996 is as follows:

          Cash                                                                     $   8,230
          Tenant security deposits - funded                                           62,254
                                                                                  ----------
                                                                                      70,484
          Less: Accounts payable                                 $ 121,883
                Tenant security deposits                            59,547
                Deferred rental revenue                             10,050
                Accrued interest payable                            82,925
                Working capital advances                             3,234            277,639
                                                                 ---------         ----------
                Distributable net cash flow (deficit)                              $ (207,155)
                                                                                   ==========



     The general partners have the right to reserve for contingencies and future replacements in amounts determined adequate for such purposes at any time.

     Distributable net cash flow, when available, is payable as follows:

     (a) To the preferred limited partners, payment of an $87,000 cumulative, annual preferred return beginning in 1996;

                                      - 13

                Casselberry-Oxford Associates Limited Partnership

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               December 31, 1996

NOTE 7 - PARTNERS' CAPITAL CONTRIBUTIONS AND DISTRIBUTION (CONTINUED)

     (b)  To payment of any unpaid investor services fees;

     (c) To ORFG, payment of any unpaid supplemental fee charged to the partnership beginning in 1996 and any accrued interest thereon;

     (d) To Oxford, all unpaid interest of 10%, simple interest, on Oxford working capital loan in the original amount of $815,000 made in 1995;

     (e) From 50% of remaining distributable net cash flow, repayment of outstanding principal on the Oxford working capital loan in the original amount of $815,000;

     (f) To the preferred limited partners, an amount equal to a cumulative, compounded return of 15% per year on the preferred capital contributions ($1,391,366 as of December 31, 1996 less prior distributions to preferred limited partners);

     (g) To the preferred limited partners, an amount equal to the preferred capital contributions;

     (h) To ORSC and ORFG, payment of the 1992 - 1995 supplemental fees from up to 50% I of distributable cash flow:

     (i) To OMC, NHP Management Company and ORFG, in payment of any deferred property management fees;

     (j) To the investor limited partners, up to $380,000 in accordance with their partnership interests;

     (k) To the special limited and general partners, up to $20,000 in accordance with their partnership interests;

     (l)  To OMC, the payment of 1987 subordinated property management fee;

     (m) To the payment of any operating expense loans, including interest thereon;

     (n) The next $126,667, shall be distributed on a non-cumulative basis, as follows: 25% to the general and special limited partners and 75% to the investor limited partners;

     (o) The remaining amount will be distributed 40% to NHP Management Company as an incentive management fee, 50% to the investor limited partners, and 10% to the special limited and general partners.

          Pursuant to the partnership agreement, the Preferred Limited Partners will receive a priority distribution from the net proceeds of any sale, refinancing or partnership liquidation.