Form 10-Q
period 1997-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1997-05-20
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28340

                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-7033312
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                            10022
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212)421-5333

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                        AMERICAN TAX-EXEMPT BOND TRUST

                                Balance Sheets
                                 (Unaudited)

                                              ===========  ===========
                                               March 31,   December 31,
                                                 1997          1996
                                              -----------   -----------
ASSETS

Investment in First Mortgage Bonds -
   at fair value (Note 2)                     $16,168,786   $16,180,828
Cash and cash equivalents                         842,388       836,779
Marketable securities                           8,950,000     9,200,000
Deferred costs                                    320,963       300,306
Organization costs (net of
   accumulated amortization of
   $20,000 and $17,500, respectively)              30,000        32,500
Accrued interest receivable                       121,395       131,136
Other assets                                       80,100             0
                                              -----------   -----------

Total assets                                  $26,513,632   $26,681,549
                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Due to affiliates                          $   330,313   $   291,451
   Accounts payable                                25,901        29,407
                                              -----------   -----------

Total liabilities                                 356,214       320,858
                                              -----------   -----------

Shareholders' equity:

   Beneficial owner's equity-manager               (8,998)       (6,350)
   Beneficial owners' equity-
    shareholders (1,464,222
    and 1,460,979 shares
    issued and outstanding,
    respectively)                              26,056,217    26,256,842
   Net unrealized gain on First
    Mortgage Bonds                                110,199       110,199
                                              -----------   -----------

Total shareholders' equity                     26,157,418    26,360,691
                                              -----------   -----------

Total liabilities and shareholders'
   equity                                     $26,513,632   $26,681,549
                                              ===========   ===========

                See Accompanying Notes to Financial Statements

                        AMERICAN TAX-EXEMPT BOND TRUST

                            Statements of Operations
                                 (Unaudited)

                                                 =======================
                                                   Three Months Ended
                                                        March 31,
                                                 -----------------------
                                                    1997         1996
                                                 -----------------------
Revenues:
   Interest income:

    First Mortgage Bonds (Note 2)                $  338,002    $  237,749
    Tax-Exempt Securities (Note 3)                    1,274         2,054
    Marketable Securities                            72,742        52,072
                                                 ----------    ----------

    Total revenues                                  412,018       291,875
                                                 ----------    ----------
Expenses:

   General and administrative                        29,744        12,237
   General and administrative-
    related parties (Note 4)                         24,060        20,000
   Loan servicing fees                                9,632             0
   Amortization of organization costs                 2,500         2,500
                                                 ----------    ----------
    Total expenses                                   65,936        34,737
                                                 ----------    ----------

    Net income                                   $  346,082    $  257,138
                                                 ==========    ==========

Allocation of net income

   Shareholders                                  $  322,790    $  241,325
   Manager                                            3,261         2,438
   Special distributions to
    Manager (Note 4)                                 20,031        13,375
                                                 ----------    ----------

   Net income                                    $  346,082    $  257,138
                                                 ==========    ==========

Net income per weighted
      average share-shareholders                 $      .22    $      .25
                                                 ==========    ==========


                See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST

                 Statement of Changes in Shareholders' Equity
                                 (Unaudited)

                                  Beneficial     Beneficial       Net
                                    Owners'        Owner's     Unrealized
                                    Equity-        Equity-    Gain on First
                     Total        Shareholders     Manager    Mortgage Bonds
                  -----------     ------------    --------    --------------
Balance at
 January 1,
 1997             $26,360,691     $26,256,842     $ (6,350)     $  110,199
Issuance of
 shares of
 beneficial
 ownership
 interest              61,622          61,622            0               0

Net income            346,082         322,790       23,292               0

Distributions        (610,977)       (585,037)     (25,940)              0
                  -----------     -----------     --------      ----------

Balance at
 March 31,
 1997             $26,157,418     $26,056,217     $ (8,998)     $  110,199
                  ===========     ===========     ========      ==========


                See Accompanying Notes to Financial Statements

                        AMERICAN TAX-EXEMPT BOND TRUST

                           Statements of Cash Flows
                                 (Unaudited)

                                               =======================
                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1997         1996
                                               -----------------------
Cash flows from operating activities:

   Net income                                 $   346,082   $   257,138
                                              -----------   -----------
   Adjustments to reconcile net
    income to net cash
    provided by operating activities
    Amortization expense-
      organization costs                            2,500         2,500
    Amortization expense-loan
      origination costs                            12,042         6,080
    Amortization of REMIC premium                     476         3,958

   Changes in operating assets and liabilities:

   (Increase) decrease in other assets            (80,100)       25,320
   Decrease (increase) in accrued
    interest receivable                             9,741       (49,109)
   Increase in due to affiliates                   38,862        36,669
   Decrease in accounts payable                    (3,506)            0
                                              -----------   -----------
    Total adjustments                             (19,985)       25,418
                                              -----------   -----------

   Net cash provided by operating
    activities                                    326,097       282,556
                                              -----------   -----------

Cash flows from investing activities:
   Sale (purchase) of marketable
    securities                                    250,000    (4,625,000)
   Maturity of Tax-Exempt Securities              400,000       200,000
   Purchase of Tax-Exempt Securities             (400,476)            0
   Increase in deferred costs                     (20,657)      (57,003)
                                              -----------   -----------

   Net cash provided by (used in)
    investing activities                          228,867    (4,482,003)
                                              -----------   -----------

Cash flows from financing activities:

   Decrease in accounts payable                         0       (29,921)
   Increase (decrease) in due to affiliates             0       (24,128)
   Proceeds from issuance of shares
    of beneficial interest                         61,622     2,790,123
   Distributions to shareholders                 (610,977)     (350,336)
   Increase in offering costs                           0      (221,686)
                                              -----------   -----------

   Net cash (used in) provided
    by financing activities                      (549,355)    2,164,052
                                              -----------   -----------

                See Accompanying Notes to Financial Statements

                        AMERICAN TAX-EXEMPT BOND TRUST

                           Statements of Cash Flows
                                 (Unaudited)

                                               =======================
                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1997         1996
                                               -----------------------


Net increase (decrease) in cash and
   cash equivalents                                 5,609    (2,035,395)

Cash and cash equivalents at
   beginning of period                            836,779     3,314,564
                                              -----------   -----------

Cash and cash equivalents at
   end of period                              $   842,388   $ 1,279,169
                                              ===========   ===========

                See Accompanying Notes to Financial Statement

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

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

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of October 15, 1996, a total of 1,460,979 shares had been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 5,784 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds.

The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 1 - General (continued)

Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of March 31, 1997, of the total net proceeds available for investment, 3.75% had been invested in Tax-Exempt Securities, 59.92% had been invested in First Mortgage Bonds and 36.33% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. Any of the Net Proceeds of this offering which have not been invested or committed to investment in First Mortgage Bonds or Tax-Exempt Securities within the later of 24 months from the effective date of the Registration Statement of which this Prospectus is a part or one year from the termination of the Offering will be distributed by the Trust to the shareholders as a return of capital without reduction for fees payable to the Manager or affiliates which would have been payable if such funds had been invested in First Mortgage Bonds and Tax-Exempt Securities.

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

The Trust expects to invest in First Mortgage Bonds primarily by acquiring outstanding First Mortgage Bonds which are simultaneously restructured to change the principal, interest and other

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 1 - General (continued)

terms of those bonds to conform to the Trust's investment objectives and policies. The multi-family rental housing properties financed by the outstanding First Mortgage Bonds will have been constructed and leased. The Trust may also acquire First Mortgage Bonds that are, or prior to restructuring were, in default because the cash flow from the property will be insufficient to pay the debt service due on the bonds. The restructuring of the outstanding First Mortgage Bonds will be sufficiently extensive so that generally a restructured First Mortgage Bond held by the Trust will be considered to be a newly issued bond for federal income tax purposes.

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

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1996. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of March 31, 1997 and the results of operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the three months ended March 31, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 2 - Investment in First Mortgage Bonds

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

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

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

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

1% of the outstanding principal amount will be due at the time of assumption.

The cost basis of the First Mortgage Bonds was $16,070,629 at both March 31, 1997 and December 31, 1996. The net unrealized gain on First Mortgage Bonds consists of gross unrealized gains and losses of $269,849 and $159,650, respectively, at both March 31, 1997 and December 31, 1996.

Information relating to investments in First Mortgage Bonds for the three months ended March 31, 1997 and the year ended December 31, 1996 are as follows:

Investment in First Mortgage Bonds - at
  fair value - January 1, 1996                $10,943,182

  Additions:

  Rolling Ridge Bonds                           4,925,000
  Rolling Ridge Bonds-loan origination costs      207,600
  Reflections Bonds-loan origination costs         30,906

  Deductions:

  Amortization of loan origination costs          (36,059)
                                               ----------

Amortized cost at December 31, 1996            16,070,629
  Net unrealized gain on First
  Mortgage Bonds                                  110,199
                                               ----------

Investment in First Mortgage Bonds-
  at fair value - December 31, 1996            16,180,828

Deductions:

Amortization of loan origination costs            (12,042)
                                              -----------

Investment in First Mortgage Bonds-
  at fair value - March 31, 1997              $16,168,786
                                              ===========

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of March 31, 1997 and December 31, 1996 are as follows:

                                                  Outstanding
                                     Date of         Loan                  Accumulated   Unrealized      Final        Final
                                   Investment/     Balance       Loan      Amortization  Gain (Loss)   Balance       Balance
                                       Final       at March   Origination    at March     at March     at March    at December
Property       Description         Maturity Date    31, 1997      Costs      31, 1997     31, 1997     31, 1997      31, 1996
--------       -----------         -------------  ------------  ----------------------------------------------------------------
Reflections
Bonds
Casselbury,
Florida (A)    336 Apartment Units   12/95 /     $10,700,000    $274,088     $34,261   $  269,849    $11,209,676   $11,216,528
                                     12/25

Rolling Ridge
Bonds
Chino Hills,
California (B) 110 Apartment Units    8/96 /       4,925,000     207,600      13,840     (159,650)     4,959,110     4,964,300
                                      8/26       -----------   ---------    --------   ----------    -----------   -----------

                                                 $15,625,000   $ 481,688    $ 48,101   $  110,199    $16,168,786   $16,180,828
                                                 ===========   =========    ========   ==========    ===========   ===========

                    Interest Earned                          Net Interest
                       the Trust          Less 1997             Earned
Property               for 1997         Amortization          for 1997
--------           ----------------     -------------       -------------
Reflections
Bonds
Casselbury,
Florida (A)            $ 240,750           $ 6,852            $ 233,898

Rolling Ridge
Bonds
Chino Hills,
California (B)           109,294             5,190              104,104
                       ---------           -------            ---------
                       $ 350,044           $12,042            $ 338,002
                       =========           =======            =========

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rate for the Rolling Ridge is 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

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

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 3 - Investment in Tax-Exempt Securities (continued)

Information relating to investments in Tax-Exempt Securities for the three months ended March 31, 1997 and the year ended December 31, 1996:

Investment in Tax-Exempt Securities -
  January 1, 1996                              $  203,958

  Sales:

  Maturity of Philadelphia Penn Refunding
   General Obligation Tax-Exempt Bond            (200,000)
  Amortization of premium                          (3,958)
                                               ----------
Investment in Tax-Exempt Securities -
  December 31, 1996                                     0

Purchases:

New York NY Tax Antic NTS-SER
  Tax-Exempt Bond                                 400,476

Sales:

Maturity of New York NY Tax Antic
  NTS-SER Tax-Exempt Bond                        (400,000)

Amortization of Premium                              (476)
                                               ----------

Investment in Tax-Exempt Securities -
  March 31, 1997                               $        0
                                               ==========

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 3 - Investment in Tax-Exempt Securities (continued)

Information relating to investments in Tax-Exempt Securities as of March 31, 1997 and December 31, 1996 is as follows:

                                                    Original
                                                    Purchase     Final       Final       Interest                       Net
                            Stated      Final        Price     Balance at   Balance at   Earned by                   Interest
                 Date      Interest    Payment     Including      March      December    the Trust        1997        Earned
Seller         Purchased     Rate        Date       Premium      31, 1997    31, 1996    for 1997    Amortization     for 1997
------         ---------   --------    --------    ---------     --------   --------     --------    ------------    ---------
Smith Barney    5/3/95      9.25%      8/1/95      $202,248      $     0      $     0      $     0      $     0        $     0

Smith Barney    9/19/95     4.40%      11/15/95     200,246            0            0            0            0              0

Wheat First     12/12/95    8.25%      2/15/96      205,592            0            0            0            0              0

Smith Barney    1/6/97      4.50%      2/12/97      400,476            0            0        1,750           476         1,274
                                                 ----------      -------      -------      -------      --------       -------
                                                 $1,008,562      $     0      $     0      $ 1,750      $    476       $ 1,274
                                                 ==========      =======      =======      =======      ========       =======

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 4 - Related Party Transactions

The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $20,031 and $13,375 for the three months ended March 31, 1997 and 1996; the total amount accrued and unpaid as of March 31, 1997 and December 31, 1996 amounted to $49,859 and $39,594, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $24,060 and $20,000 for the three months ended March 31, 1997 and December 31, 1996; the total amount accrued and unpaid as of March 31, 1997 and December 31, 1996 amounted to $235,201 and $211,141, respectively; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of March 31, 1997 and December 31, 1996 $584,392 of such costs have been incurred of which $355,114 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of March 31, 1997 and December 31, 1996 offering costs totaled $680,489, and along with selling commissions (see below) were charged directly to Beneficial Owners' Equity- Shareholders.

The Trust paid commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At March 31, 1997 and December 31, 1996, the Company paid $1,598,651 of commissions and due diligence to unaffiliated broker-dealers.

                        AMERICAN TAX-EXEMPT BOND TRUST
                        Notes to Financial Statements
                                March 31, 1997
                                 (Unaudited)

Note 5 - Subsequent Events

Pursuant to the Redemption Plan, on April 4, 1997, the Trust redeemed approximately 250 shares for an aggregate price of $4,750 ($19 per unit).

On May 1, 1997, the Trust used a portion of the net proceeds of its offering to purchase a Harris County Texas General Obligation Commercial Paper from Goldman Sachs. The Commercial Paper, which has a principal face value of $1,500,000 and interest rate of 3.75%, was purchased as a permanent investment and matured on May 14, 1997.

On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Lexington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corporation and secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc.

The Lexington Trails Bonds bear a fixed current rate of 9.0%, payable monthly in arrears.

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

On May 15, 1997, distributions of $586,276 and $5,922 will be paid to the Shareholders and the Manager, respectively, representing the 1997 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of October 15, 1996 (the termination date of the Offering), the Trust had received $29,219,586 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,453,386 shares pursuant to the Offering and 7,593 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $26,882,019 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 5,784 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of March 31, 1997, no eligible shares were redeemed.

The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of March 31, 1997, of the total net proceeds available for investment, 3.75% had been invested in Tax-Exempt Securities, 59.92% had been invested in First Mortgage Bonds and 36.33% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities.

For a description of the Trust's investments in First Mortgage Bonds and Tax-Exempt Securities see Notes 2 and 3 of Notes to the Financial Statements.

During the three months ended March 31, 1997, cash and cash equivalents increased approximately $6,000 primarily as a result of cash provided by operating activities ($326,000), proceeds from the issuance of shares of beneficial interest ($62,000), and the sale of marketable Securities ($250,000) which exceeded distributions to shareholders ($611,000) and an increase in deferred cost ($21,000). Included in the adjustments to reconcile the net income to cash flow from operations is amortization in the amount of approximately $15,000.

The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $292,196 at March 31, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow, Sale or Repayment Proceeds and uninvested Net Proceeds. As of March 31, 1997, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust intends to continue to invest the Net Proceeds in First Mortgage Bonds and Tax-Exempt Securities. The Trust expects that cash generated from the Trust's investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expected reimbursements and the payment of a portion of the special distribution to the Manager for the three months ended March 31, 1997 and 1996, have been accrued but are unpaid.

The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative of other credi-tors will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

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

Of the total distributions of $610,877 and $350,336 made for the three months ended March 31, 1997 and 1996, $264,895 ($.18 per share or 43%) and $93,198
($.09 per share or 27%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $999,891. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund the Trust's operating expenses and to make distributions.


Results of Operations

The results of operations for the three months ended March 31, 1997 and 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative and general and administrative-related parties.

The increase in interest income from First Mortgage Bonds of approximately $100,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is due to the investment in the Rolling Ridge First Mortage Bond in August 1996.

The increase in interest income from marketable securities of approximately $21,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to an increase in net proceeds from the Offering since the first quarter of 1996. Interest income from marketable securities will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in First Mortgage Bonds and Tax-Exempt Securities.

The increase in general and administrative expenses of approximately $18,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to an increase in costs associated with SEC filing and an increase in accounting expenses.

The increase in general and administrative-related parties expenses of approximately $4,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily attributable to an underaccrual of reimbursements to affiliates of the Manager for certain administrative costs and other costs incurred on behalf of the Trust in 1996.

The increase in loan servicing fees of approximately $10,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996 and an underaccrual of such fees at March 31, 1996.

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

       10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

       27  Financial Data Schedule (filed herewith)

(b)    Reports on Form 8-K

       No current reports on Form 8-K have been filed during the quarter ended March 31, 1997.

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

                        AMERICAN TAX-EXEMPT BOND TRUST
                                 (Registrant)

                        By: RELATED AMI ASSOCIATES, INC.,
                            as Manager

Date: May 14, 1997

                   By: /s/ Alan P. Hirmes
                       -------------------
                       Alan P. Hirmes
                       Senior Vice President and
                       Principal Financial Officer

Date: May 14, 1997

                   By: /s/ Richard A. Palermo
                       -----------------------
                       Richard A. Palermo
                       Treasurer and
                       Principal Accounting Officer