Form 10-Q
period 1997-06-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1997-08-18
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28340



                         AMERICAN TAX-EXEMPT BOND TRUST
             (Exact name of registrant as specified in its charter)



           Delaware                                          13-7033312
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 Madison Avenue, New York, New York                         10022
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
                                   (Unaudited)


                                                   ============    ============
                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS

Investment in First Mortgage Bonds -
   at fair value (Note 2)                          $ 21,166,640    $ 16,180,828
Cash and cash equivalents                               178,965         836,779
Marketable securities                                 4,600,000       9,200,000
Deferred costs                                          203,204         300,306
Organization costs (net of
   accumulated amortization of
   $22,500 and $17,500, respectively)                    27,500          32,500
Accrued interest receivable                             154,016         131,136
                                                   ------------    ------------

Total assets                                       $ 26,330,325    $ 26,681,549
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Due to affiliates                               $    384,854    $    291,451
   Accounts payable                                      16,652          29,407
                                                   ------------    ------------

Total liabilities                                       401,506         320,858
                                                   ------------    ------------

Shareholders' equity:

   Beneficial owner's equity-manager                    (11,088)         (6,350)
   Beneficial owners' equity-
    shareholders (1,469,956
    and 1,463,520 shares
    issued and outstanding,
    respectively)                                    25,910,165      26,256,842
   Treasury shares of beneficial
    interest (4,235 and 0 shares,
    respectively)                                       (80,457)              0
   Net unrealized gain on First
    Mortgage Bonds                                      110,199         110,199
                                                   ------------    ------------

Total shareholders' equity                           25,928,819      26,360,691
                                                   ------------    ------------

Total liabilities and shareholders'
   equity                                          $ 26,330,325    $ 26,681,549
                                                   ============    ============

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)


                                 =====================     =====================
                                   Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                 ---------------------     ---------------------
                                   1997         1996         1997         1996
                                 ---------------------     ---------------------

Revenues:
  Interest income:
   First Mortgage
    Bonds
    (Note 2)                     $406,179     $237,345     $744,181     $475,094
   Tax-Exempt
    Securities
    (Note 3)                        2,003            0        3,277        2,054
   Marketable
    Securities                     58,972       71,656      131,714      123,728
                                 --------     --------     --------     --------
   Total revenues                 467,154      309,001      879,172      600,876
                                 --------     --------     --------     --------
Expenses:
  General and
   administrative                   7,397       14,240       37,141       26,477
  General and
   administrative-
   related parties
   (Note 4)                        42,748       48,670       66,808       68,670
  Loan servicing
   fees                            11,585            0       21,217            0
  Amortization of
   organization
   costs                            2,500        2,500        5,000        5,000
                                 --------     --------     --------     --------
   Total expenses                  64,230       65,410      130,166      100,147
                                 --------     --------     --------     --------
   Net income                    $402,924     $243,591     $749,006     $500,729
                                 ========     ========     ========     ========
Allocation of net
  income
  Shareholders                    379,559      227,914      702,349      469,239
  Manager                           3,833        2,302        7,094        4,740
  Special distribu-
   tions to Manager
   (Note 4)                        19,532       13,375       39,563       26,750
                                 --------     --------     --------     --------
  Net income                     $402,924     $243,591     $749,006     $500,729
                                 ========     ========     ========     ========
Net income
  per weighted
  average share-
  shareholders                   $    .26     $    .22     $    .48     $    .47
                                 ========     ========     ========     ========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statements of Changes in Shareholder's Equity
                                   (Unaudited)

                                     Beneficial      Beneficial       Treasury         Net
                                      Owners'         Owner's        shares of      Unrealized
                                      Equity-         Equity-       beneficial    Gain on First
                       Total       Shareholders       Manager        interest     Mortgage Bonds
                   ------------    ------------    ------------    ------------   --------------
Balance at
 January 1,
 1997              $ 26,360,691    $ 26,256,842    $     (6,350)   $          0    $    110,199

Issuance of
 shares of
 beneficial
 ownership
 interest               122,287         122,287               0               0               0

Net income              749,006         702,349          46,657               0               0

Distributions        (1,222,708)     (1,171,313)        (51,395)              0               0

Purchase of
 treasury shares
 of beneficial
 interest               (80,457)              0               0         (80,457)              0
                   ------------    ------------    ------------    ------------    ------------

Balance at
 June 30,
 1997              $ 25,928,819    $ 25,910,165    $    (11,088)   $    (80,457)   $    110,199
                   ============    ============    ============    ============    ============

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                        1997           1996
                                                     --------------------------
Cash flows from operating activities:
   Net income                                        $   749,006    $   500,729
                                                     -----------    -----------
   Adjustments to reconcile net
    income to net cash
    provided by operating activities
    Amortization expense-
      organization costs                                   5,000          5,000
    Amortization expense-loan
      origination costs                                   25,947         12,159
    Amortization of REMIC premium                            476          3,958
   Changes in operating assets and liabilities:
   Decrease in other assets                                    0         25,320
   Increase in accrued
    interest receivable                                  (22,880)       (45,145)
   Increase in due to affiliates                          93,403         99,993
   Decrease in accounts payable                          (12,755)             0
                                                     -----------    -----------
    Total adjustments                                     89,191        101,285
                                                     -----------    -----------

   Net cash provided by operating
    activities                                           838,197        602,014
                                                     -----------    -----------

Cash flows from investing activities:
   Sale (purchase) of marketable
    securities                                         4,600,000     (6,500,000)
   Maturity of Tax-Exempt Securities                   1,900,000        200,000
   Purchase of Tax-Exempt Securities                  (1,900,476)             0
   Purchase of First Mortgage Bond                    (4,900,000)             0
   Increase in deferred costs                            (14,657)       (75,793)
                                                     -----------    -----------

   Net cash used in investing activities                (315,133)    (6,375,793)
                                                     -----------    -----------

   Net cash from operating and
    investing activities,
    carried forward                                      523,064     (5,773,779)
                                                     -----------    -----------


                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
   Net cash from operating and
    investing activities,
    brought forward                                    523,064       (5,773,779)
                                                   -----------      -----------

Cash flows from financing activities:
   Decrease in accounts payable                              0          (30,098)
   Decrease in due to affiliates                             0          (33,258)
   Proceeds from issuance of shares
    of beneficial interest                             122,287        3,723,963
   Distributions to shareholders                    (1,222,708)        (777,909)
   Purchase of treasury shares of
    beneficial interest                                (80,457)               0
   Increase in offering costs                                0         (296,220)
                                                   -----------      -----------
   Net cash (used in) provided
    by financing activities                         (1,180,878)       2,586,478
                                                   -----------      -----------

Net decrease in cash and
   cash equivalents                                   (657,814)      (3,187,301)

Cash and cash equivalents at
   beginning of period                                 836,779        3,314,564
                                                   -----------      -----------

Cash and cash equivalents at
   end of period                                   $   178,965      $   127,263
                                                   ===========      ===========


Supplemental schedule of non cash
   investing activities:
   Decrease in deferred costs                      $   111,759      $         0
   Increase in investment in
    First Mortgage Bonds                              (111,759)               0
                                                   -----------      -----------

                                                   $         0      $         0
                                                   ===========      ===========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of October 15, 1996, a total of 1,460,979 shares had been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan.
After October 15, 1996, 8,977 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1997, 4,235 shares were redeemed for an aggregate price of $80,457.

The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of June 30, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities, 78.56% had been invested in First Mortgage Bonds and 12.11% of the total net proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities. Any of the Net Proceeds of this offering which have not been invested or committed to investment in First Mortgage Bonds or Tax-Exempt Securities within the later of 24 months from the effective date of the Registration Statement of which this Prospectus is a part or one year from the termination of the Offering will be distributed by the Trust to the shareholders as a return of capital without reduction for fees payable to the Manager or affiliates which would have been payable if such funds had been invested in First Mortgage Bonds and Tax-Exempt Securities.

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

The Trust expects to invest in First Mortgage Bonds primarily by acquiring outstanding First Mortgage Bonds which are simulta-

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

neously restructured to change the principal, interest and other terms of those bonds to conform to the Trust's investment objectives and policies. The multi-family rental housing properties financed by the outstanding First Mortgage Bonds will have been constructed and leased. The Trust may also acquire First Mortgage Bonds that are, or prior to restructuring were, in default because the cash flow from the property will be insufficient to pay the debt service due on the bonds. The restructuring of the outstanding First Mortgage Bonds will be sufficiently extensive so that generally a restructured First Mortgage Bond held by the Trust will be considered to be a newly issued bond for federal income tax purposes.

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

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1996. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the six months ended June 30, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

Certain prior year amounts have been reclassified to conform to current year's presentation.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

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

Lexington Trails Apartments
On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Lexington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corporation and secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc.

The Lexington Trails Bonds bear a fixed current rate of 9.0%, payable monthly in arrears.

The Lexington Trails Bonds have a term of 25 years and are subject to mandatory redemption, at the Trust's option, after 10 years. The principal of the Lexington Trails Bonds will be payable upon sale or refinancing of the Project. Prepayment, in whole or in part, will be prohibited during the first five years following the acquisition of the Lexington Trails Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds for the six months ended June 30, 1997 and the year ended December 31, 1996 are as follows:

Investment in First Mortgage Bonds - at
  fair value - January 1, 1996                                     $ 10,943,182

  Additions:

  Rolling Ridge Bonds                                                 4,925,000
  Rolling Ridge Bonds-loan origination costs                            207,600
  Reflections Bonds-loan origination costs                               30,906

  Deductions:

  Amortization of loan origination costs                                (36,059)
                                                                   ------------

Amortized cost at December 31, 1996                                  16,070,629
  Net unrealized gain on First
  Mortgage Bonds                                                        110,199
                                                                   ------------

Investment in First Mortgage Bonds-
  at fair value - December 31, 1996                                  16,180,828

Additions:
  Lexington Trails Bonds                                              4,900,000
  Lexington Trails Bonds-loan origination costs                         111,759

Deductions:

Amortization of loan origination costs                                  (25,947)
                                                                   ------------
Investment in First Mortgage Bonds-
  at fair value - June 30, 1997                                    $ 21,166,640
                                                                   ============

The cost basis of the First Mortgage Bonds was $21,056,441 and $16,070,629 at June 30, 1997 and December 31, 1996. The net unrealized gain on First Mortgage Bonds consists of gross unrealized gains and losses of $269,849 and $159,650, respectively, at both June 30, 1997 and December 31, 1996.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of June 30, 1997 and December 31, 1996 are as follows:

                                                      Outstanding
                                        Date of          Loan                        Accumulated     Unrealized       Final
                                      Investment/       Balance          Loan        Amortization    Gain (Loss)    Balance
                                         Final          at June      Origination       at June         at June       at June
Property        Description          Maturity Date      30, 1997        Costs          30, 1997       30, 1997      30, 1997
--------        -----------          -------------      --------        -----          --------       --------      --------
Reflections
Apartments
Casselbury,
Florida (A)     336 Apartment Units     12/95 /       $10,700,000      $ 274,088       $ 41,113       $ 269,849    $11,202,824
                                        12/25

Rolling Ridge
Apartments
Chino Hills,
California (B)  110 Apartment Units      8/96 /         4,925,000        207,600         19,030        (159,650)     4,953,920
                                         8/26
Lexington Trails
Apartments
Houston,
Texas (C)       200 Apartment Units      5/97 /         4,900,000        111,759          1,863               0      5,009,896
                                         5/22         -----------      ---------       --------       ---------    -----------


                                                      $20,525,000      $ 593,447       $ 62,006       $ 110,199    $21,166,640
                                                      ===========      =========       ========       =========    ===========

                                              Final
                                              Balance       Interest Earned                     Net Interest
                                            at December       by the Trust        Less 1997        Earned
Property        Description                  31, 1996          for 1997         Amortization      for 1997
--------        -----------                  --------          --------         ------------      --------
Reflections
Apartments
Casselbury,
Florida (A)     336 Apartment Units         $11,216,528       $ 484,175           $ 13,704       $ 470,471


Rolling Ridge
Apartments
Chino Hills,
California (B)  110 Apartment Units           4,964,300        219,803              10,380         209,423

Lexington Trails
Apartments
Houston,
Texas (C)       200 Apartment Units                   0          66,150              1,863          64,287
                                            -----------       ---------            --------      ---------


                                            $16,180,828       $ 770,128           $ 25,947       $ 744,181
                                            ===========       =========           ========       =========

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rate for the Rolling Ridge is 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

(C)  The interest rate for the Lexington Trails is 9.00%.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

On May 1, 1997, the Trust used a portion of the net proceeds of its offering to purchase Harris County Texas General Obligation Tax-Exempt Commercial Paper from Goldman Sachs. The commercial paper, which has a principal face value of $1,500,000 and interest rate of 3.75%, was purchased as a permanent investment and matured on May 14, 1997.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 3 - Investment in Tax-Exempt Securities (continued)

Information relating to investments in Tax-Exempt Securities for the six months ended June 30, 1997 and the year ended December 31, 1996:

Investment in Tax-Exempt Securities -
  January 1, 1996                                                   $   203,958

  Sales:

  Maturity of Philadelphia Penn Refunding
   General Obligation Tax-Exempt Bond                                  (200,000)
  Amortization of premium                                                (3,958)
                                                                    -----------
Investment in Tax-Exempt Securities -
  December 31, 1996                                                           0

Purchases:

New York NY Tax Antic NTS-SER
  Tax-Exempt Bond                                                       400,476

Harris Country Texas General Obligation
  Tax-Exempt Commercial Paper                                         1,500,000

Sales:

Maturity of New York NY Tax Antic
  NTS-SER Tax-Exempt Bond                                              (400,000)

Maturity of Harris Country Texas General
  Obligation Tax-Exempt Commercial Paper                             (1,500,000)

Amortization of Premium                                                    (476)
                                                                    -----------
Investment in Tax-Exempt Securities -
  June 30, 1997                                                     $         0
                                                                    ===========

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Investment in Tax-Exempt Securities (continued)

Information relating to investments in Tax-Exempt Securities as of June 30, 1997 and December 31, 1996 is as follows:

                                        Date               Original
                                     Purchased/            Purchase         Final       Final      Interest                   Net
                                       Final      Stated     Price       Balance at   Balance at  Earned by      1997       Interest
                                      Payment    Interest  Including       June        December    the Trust     Amort-      Earned
Seller          Description             Date       Rate     Premium       30, 1997     31, 1996    for 1997     ization     for 1997
------          -----------             ----       ----     -------       --------     --------    --------     -------     --------
Smith Barney   Topeka KS General
               Obligation Tax-          5/3/95
               Exempt Bond              8/1/95     9.25%  $  202,248    $         0     $   0       $     0    $      0    $     0

Smith Barney   NYS Environmental
               Facilities Corp. State
               Water Pollution Control
               Revolving  Fund Series  9/19/95
               D Tax-Exempt Bond      11/15/95     4.40%     200,246              0         0             0           0          0

Wheat First    Philadelphia Penn
               Refunding General
               Obligation Tax-Exempt  12/12/95
               Bond                    2/15/96     8.25%     205,592              0         0             0           0          0

Smith Barney   NY NY Tax Antic
               NTS-SER Tax-Exempt       1/6/97
               Bond                    2/12/97     4.50%     400,476              0         0         1,750         476      1,274

Goldman Sachs  Harris County TX
               General Obligation
               Tax-Exempt Com-          5/1/97
               mercial Paper           5/14/97     3.75%   1,500,000              0         0         2,003           0      2,003
                                                          ----------    -----------    ------       -------    --------    -------

                                                          $2,508,562    $         0    $    0       $ 3,753    $    476    $ 3,277
                                                          ==========    ===========    ======       =======    ========    =======

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 4 - Related Party Transactions

The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $19,532 and $13,375 for the three months ended June 30, 1997 and 1996 and $39,563 and $26,750 for the six months ended June 30, 1997 and 1996, respectively; the total amount accrued and unpaid as of June 30, 1997 and December 31, 1996 amounted to $59,375 and $39,594, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $42,748 and $48,670 for the three months ended June 30, 1997 and 1996 and $66,808 and $68,670 for the six months ended June 30, 1997 and 1996, respectively; the total amount accrued and unpaid as of June 30, 1997 and December 31, 1996 amounted to $280,674 and $213,866, respectively; (v) acquisition expense allowance and bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of June 30, 1997 and December 31, 1996 $584,392 of such costs have been incurred of which $466,477 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of June 30, 1997 and December 31, 1996 offering costs totaled $680,489, and along with selling commissions (see below) were charged directly to Beneficial Owners' Equity-Shareholders.

The Trust paid commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At June 30, 1997 and December 31, 1996, the Company paid $1,598,651 of commissions and due diligence to unaffiliated broker-dealers.

                         AMERICAN TAX-EXEMPT BOND TRUST
                         Notes to Finanacial Statements
                                 June 30, 1997
                                   (Unaudited)


Note 5 - Commitments

On June 30, 1997, the Trust executed a letter of intent to purchase Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, pari passu with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Summit Tax Exempt Bond Fund, L.P. whose general partner is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. an affiliate of the Manager (the "Borrower").

As of August 14, 1997, the letter of intent remains outstanding and the Manager anticipates purchasing the Highpointe Bonds on or about September 2, 1997.

The Highpointe Bonds currently meet the Trust's investment criteria and are expected to bear a fixed current interest of 9.0%, payable monthly in arrears. The Highpointe Bonds enjoy payment priority over the 1986 Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds.

The Trust expects that the principal of the Highpointe Bonds will be payable upon maturity, sale or refinancing of the Project. The Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds principal and accrued interest on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than accrued interest on the 1986 Bonds, and the $750,000 priority amount.


Note 6 - Subsequent Event

In August 1997, it is anticipated that distributions of approximately $586,000 and $16,000 will be paid to the Shareholders and the Manager, respectively, representing the 1997 second quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of October 15, 1996 (the termination date of the Offering), the Trust had received $29,219,586 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,453,386 shares pursuant to the Offering and 7,593 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $26,882,019 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 8,977 shares were sold through the
Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1997, 4,235 shares were redeemed for an aggregate price of $80,457.

The Trust has invested and will continue to invest the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities and secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") principally on multifamily residential apartment projects and, secondarily, retirement community projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The principal amount of a Mortgage Loan at the time the loan is made or after a First Mortgage Bond is acquired and restructured, together with all mortgage loans on the subject property, will generally not exceed 85% of the appraised fair market value of the related Property. The First Mortgage Bonds will have maturities of 10 to 35 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The First Mortgage Bonds will normally be structured so that no principal payments will be due thereon until the scheduled maturity or earlier redemption of such bonds, at which point a lump sum or "balloon" payment of the outstanding principal will be due. In addition, the Trust may invest up to 10% of the Gross Proceeds in Tax-Exempt Securities which are expected to begin amortizing or to be repaid as early as during the Offering period and from time to time throughout the life of the Trust. The aggregate average life of the Tax-Exempt Securities acquired by the Trust is expected to be six to eight years. As of June 30, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities, 78.56% had been invested in First Mortgage Bonds and 12.11% of the total Net Proceeds available for investment had not yet been invested in First Mortgage Bonds or Tax-Exempt Securities.

For a description of the Trust's investments in First Mortgage Bonds and Tax-Exempt Securities see Notes 2 and 3 of Notes to the Financial Statements.

During the six months ended June 30, 1997, cash and cash equivalents decreased approximately $658,000 primarily as a result of the purchase of a first mortgage bond ($4,900,000) and distributions to shareholders ($1,223,000) which exceeded cash provided by operating activities ($838,000), proceeds from the issuance of shares of beneficial interest in excess of purchase of treasury shares of beneficial interest ($42,000) and the sale of marketable securities ($4,600,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $31,000.

The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $292,196 at June 30, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow, Sale or
Repayment Proceeds and uninvested Net Proceeds. As of June 30, 1997, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its Affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust intends to continue to invest the Net Proceeds in First Mortgage Bonds and Tax-Exempt Securities. The Trust expects that cash generated from the Trust's investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expected reimbursements totaling $281,000 and $214,000 at June 30, 1997 and December 31, 1996, respectively, and the payment of a portion of the special distribution totaling $59,000 and $40,000 at June 30, 1997 and December 31, 1996, respectively, to the Manager have been accrued but are unpaid.

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

Of the total distributions of $1,222,708 and $777,909 made for the six months ended June 30, 1997 and 1996, $473,702 ($.32 per share or 39%) and $277,180
($.25 per share or 36%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,208,698. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund the Trust's operating expenses and to make distributions.

Results of Operations

The results of operations for the three and six months ended June 30, 1997 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, and general and administrative-related parties, and loan servicing fees. The results of operations for the three and six months ended June 30, 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative and general and administrative-related parties.

Interest income from First Mortgage Bonds increased approximately $169,000 and $269,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996 and the Lexington Trails First Mortgage Bond in May 1997.

Interest income from marketable securities decreased approximately $13,000 for the three months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to the use of proceeds from the Offering to purchase of the Lexington Trails First Mortgage Bond in May 1997. Interest income from marketable securities will decrease in future periods since a substantial portion of the proceeds from the Offering will be invested in First Mortgage Bonds and Tax-Exempt Securities.

General and administrative expenses decreased approximately $7,000 and increased approximately $11,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decrease for the three months is primarily due to a decrease in legal expenses. The decrease during the three months was offset by an increase in the first quarter primarily due to an increase in costs associated with SEC filing and an increase in accounting expenses.

General and administrative-related parties decreased approximately $6,000 for the three months ended June 30, 1997 compared to the corresponding period in 1996 primarily attributable to an underaccrual of reimbursements to affiliates of the Manager for certain administrative costs and other costs incurred on behalf of the Trust at March 31, 1996 which was adjusted in the second quarter of 1996.

Loan servicing fees increased approximately $12,000 and $21,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996 and the Lexington Trails First Mortgage Bond in May 1997 and an underaccrual of such fees in 1996.

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

          10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

          27 Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

          Current report on Form 8-K dated May 21, 1997 was filed on May 21, 1997 relating to the purchase of the Lexington Trails Bonds.

          Current report on Form 8-K/A dated May 21, 1997 was filed on July 18, 1997 relating to the purchase of the Lexington Trails Bonds.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                              By: RELATED AMI ASSOCIATES, INC.,
                                  as Manager

Date:  August 13, 1997

                                  By:/s/ Alan P. Hirmes
                                     ------------------------------
                                     Alan P. Hirmes
                                     Senior Vice President and
                                     Principal Financial Officer

Date:  August 13, 1997

                                  By:/s/ Richard A. Palermo
                                     ------------------------------
                                     Richard A. Palermo
                                     Treasurer and
                                     Principal Accounting Officer