Form 10-Q
period 1997-09-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1997-11-19
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


                                       OR


___  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    13-7033312
----------------------------------------       ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.

625 Madison Avenue, New York, New York                     10022
----------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212)421-5333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 Balance Sheets
                                   (Unaudited)

                                             ===================================
                                              September 30,      December 31,
                                                 1997                1996
                                             ---------------   -----------------
ASSETS

Investment in First Mortgage
  Bonds - at fair value (Note 2)               $24,669,915        $16,180,828
Cash and cash equivalents                          646,413            836,779
Marketable securities                              700,000          9,200,000
Deferred costs                                           0            300,306
Organization costs (net of
  accumulated amortization of
  $25,000 and $17,500, respectively)                25,000             32,500
Accrued interest receivable                        177,454            131,136
                                             ---------------   -----------------

Total assets                                   $26,218,782        $26,681,549
                                             ===============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                            $   410,689        $   291,451
  Accounts payable                                  33,494             29,407
                                             ---------------   -----------------

Total liabilities                                  444,183            320,858
                                             ---------------   -----------------

Shareholders' equity:
  Beneficial owner's equity-manager                (12,746)            (6,350)
  Beneficial owners' equity-
   shareholders (1,473,072
   and 1,463,520 shares
   issued and outstanding,
   respectively)                                25,805,103         26,256,842
  Treasury shares of beneficial
   interest (6,735 and 0 shares,
   respectively)                                  (127,957)                 0
  Net unrealized gain on First
   Mortgage Bonds                                  110,199            110,199
                                             ---------------   -----------------

Total shareholders' equity                      25,774,599         26,360,691
                                             ---------------   -----------------

Total liabilities and shareholders'
  equity                                       $26,218,782        $26,681,549
                                             ===============   =================


                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)

                              =====================       ======================
                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30,
                              ---------------------       ----------------------
                                1997          1996          1997         1996
                              ---------------------       ----------------------
Revenues:
  Interest income:
   First Mortgage
    Bonds
    (Note 2)                  $471,881     $307,761       $1,216,062   $782,855
   Tax-Exempt
    Securities
    (Note 3)                         0            0            3,277      2,054
   Marketable
    Securities                  30,530       60,613          162,244    184,341
                              --------     --------       ----------   ---------
   Total revenues              502,411      368,374        1,381,583    969,250
                              --------     --------       ----------   ---------
Expenses:
  General and
   administrative               26,638       23,570           63,779     50,047
  General and
   administrative-
   related parties
   (Note 4)                      8,207       51,612           75,015    120,282
  Loan servicing
   fees                         13,556       28,127           34,773     28,127
  Amortization of
   organization
   costs                         2,500        2,500            7,500      7,500
                              --------     --------       ----------   ---------
   Total expenses               50,901      105,809          181,067    205,956
                              --------     --------       ----------   ---------
   Net income                 $451,510     $262,565       $1,200,516   $763,294
                              ========     ========       ==========   =========

Allocation of net
  income
  Shareholders                 421,595      246,698        1,123,944    715,937
  Manager                        4,259        2,492           11,353      7,232
  Special distribu-
   tions to Manager
   (Note 4)                     25,656       13,375           65,219     40,125
                              --------     --------       ----------   ---------
  Net income                  $451,510     $262,565       $1,200,516   $763,294
                              ========     ========       ==========   =========

Net income
  per weighted
  average share-
  shareholders                $    .29     $    .21       $      .77   $    .65
                              ========     ========       ==========   =========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statements of Changes in Shareholde's Equity
                                   (Unaudited)


                                          Beneficial        Beneficial         Treasury             Net
                                           Owners'           Owner's           Shares of         Unrealized
                                            Equity-          Equity-           Beneficial       Gain on First
                          Total         Shareholders         Manager           Interest         Mortgage Bonds
                          -----         ------------         -------           --------         --------------
Balance at
  January 1,
  1997                 $26,360,691       $26,256,842       $    (6,350)         $      0          $110,199

Issuance of
  shares of
  beneficial
  interest                 181,498           181,498                 0                 0                 0

Net income               1,200,516         1,123,944            76,572                 0                 0

Distributions           (1,840,149)       (1,757,181)          (82,968)                0                 0

Purchase of
  treasury shares
  of beneficial
  interest                (127,957)                0                 0          (127,957)                0
                       -----------       -----------          ---------        ----------         --------

Balance at
  September
  30, 1997             $25,774,599       $25,805,103          $(12,746)        $(127,957)         $110,199
                       ===========       ===========          ========         =========          ========








                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                  ==============================
                                                        Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     1997           1996
                                                  ------------------------------
Cash flows from operating activities:
  Net income                                      $1,200,516     $   763,294
                                                  ----------     -----------
   Adjustments to reconcile net
   income to net cash
   provided by operating activities
   Amortization expense-
    organization costs                                 7,500           7,500
   Amortization expense-loan
    origination costs                                 48,054          23,361
   Amortization of REMIC premium                         476           3,958
  Changes in operating assets and liabilities:
  Decrease in other assets                                 0          72,220
  Increase in accrued
   interest receivable                               (46,318)        (81,360)
  Increase in due to affiliates                      119,238         193,678
  Increase in accounts payable                         4,087               0
                                                  ----------     -----------
   Total adjustments                                 133,037         219,357
                                                  ----------     -----------

  Net cash provided by operating
   activities                                      1,333,553         982,651
                                                  ----------     -----------
Cash flows from investing activities:
  Sale (purchase) of marketable
   securities                                      8,500,000      (4,150,000)
  Maturity of Tax-Exempt Securities                1,900,000         200,000
  Purchase of Tax-Exempt Securities               (1,900,476)              0
  Purchase of First Mortgage Bonds                (8,150,000)     (4,925,000)
  Increase in deferred costs                         (86,835)       (224,856)
                                                  ----------     -----------

  Net cash provided by (used in)
   investing activities                              262,689      (9,099,856)
                                                  ----------     -----------

  Net cash from operating and
   investing activities,
   carried forward                                 1,596,242      (8,117,205)
                                                  ----------     -----------

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                  ==============================
                                                        Nine Months Ended
                                                          September 30,
                                                  ------------------------------
                                                     1997           1996
                                                  ------------------------------
  Net cash from operating and
   investing activities,
   brought forward                                 1,596,242      (8,117,205)
                                                 -----------     -----------

Cash flows from financing activities:
  Decrease in accounts payable                             0         (12,225)
  Decrease in due to affiliates                            0         (10,346)
  Proceeds from issuance of shares
   of beneficial interest                            181,498       7,649,070
  Distributions to shareholders                   (1,840,149)     (1,244,735)
  Purchase of treasury shares of
   beneficial interest                              (127,957)              0
  Increase in offering costs                               0        (608,041)
                                                 -----------     -----------

  Net cash (used in) provided
   by financing activities                        (1,786,608)      5,773,723
                                                 -----------     -----------

Net decrease in cash and
  cash equivalents                                  (190,366)     (2,343,482)

Cash and cash equivalents at
  beginning of period                                836,779       3,314,564
                                                 -----------     -----------

Cash and cash equivalents at
  end of period                                  $   646,413     $   971,082
                                                 ===========     ===========


Supplemental schedule of non cash
 investing activities:
  Decrease in deferred costs                     $   387,141     $   199,189
  Increase in investment in
   First Mortgage Bonds                             (387,141)       (199,189)
                                                 -----------     -----------
                                                 $         0     $         0
                                                 ===========     ===========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of October 15, 1996, a total of 1,460,979 shares had been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 12,093 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of September 30, 1997, 6,735 shares were redeemed for an aggregate price of $127,957.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The Trust also invests

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


in Tax-Exempt Securities. As of September 30, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1996. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the nine months ended September 30, 1997 may not be indicative of the results for the year.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Lexington Trails Apartments
---------------------------
On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (as hereinafter referred to as the "Lexington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corporation and secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc.

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

Highpointe Apartments
---------------------
On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, pari passu with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Summit Tax Exempt Bond Fund, L.P. whose general partner is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. The Highpointe Bonds enjoy payment priority over the 1986 Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds.

The Highpointe Bonds mature on June 1, 2006. The principal of the Highpointe Bonds will be payable upon maturity, sale or refinancing of the Project. The Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and principal and accrued interest on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds on June 6, 1989 and the $750,000 priorty amount.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Information relating to investments in First Mortgage Bonds for the nine months ended September 30, 1997 and the year ended December 31, 1996 are as follows:

Investment in First Mortgage Bonds - at
  fair value - January 1, 1996                                 $10,943,182

Additions:
  Rolling Ridge Bonds                                            4,925,000
  Rolling Ridge Bonds-loan origination costs                       207,600
  Reflections Bonds-loan origination costs                          30,906

Deductions:
  Amortization of loan origination costs                           (36,059)
                                                               -----------

Amortized cost at December 31, 1996                             16,070,629
  Net unrealized gain on First Mortgage Bonds                      110,199
                                                               -----------

Investment in First Mortgage Bonds-
  at fair value - December 31, 1996                             16,180,828

Additions:
  Lexington Trails Bonds                                         4,900,000
  Lexington Trails Bonds-loan origination costs                    123,886
  Highpointe Bonds                                               3,250,000
  Highpointe  Bonds-loan  origination costs                        234,304
  Reflections Bonds - loan origination costs                        19,826
  Rolling Ridge - loan origination costs                             9,125

Deductions:
  Amortization of loan origination costs                           (48,054)
                                                               -----------

Investment in First Mortgage Bonds-
  at fair value - September 30, 1997                           $24,669,915
                                                               ===========

The cost basis of the First Mortgage Bonds was $24,559,716 and $16,070,629 at September 30, 1997 and December 31, 1996. The net unrealized gain on First Mortgage Bonds consists of gross unrealized gains and losses of $269,849 and $159,650, respectively, at both September 30, 1997 and December 31, 1996.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of September 30, 1997 and December 31, 1996 are as follows:

                                                          Outstanding
                                           Date of            Loan                               Accumulated       Unrealized
                                         Investment/        Balance               Loan           Amortization      Gain (Loss)
                                           Final            at Sept.           Origination         at Sept.          at Sept.
Property           Description           Maturity Date      30, 1997              Costs           30, 1997          30, 1997
--------           -----------           -------------      --------              -----           --------          --------
Reflections
Apartments
Casselbury,
Florida (A)        336 Apartment Units      12/95/         $10,700,000          $293,914            $51,435         $269,849
                                            12/25

Rolling Ridge
Apartments
Chino Hills,
California(B)      110 Apartment Units      8/96/            4,925,000           216,725             25,285         (159,650)
                                            8/26

Lexington Trails
Apartments
Houston,
Texas (C)          200 Apartment Units      5/97/            4,900,000           123,886              5,162                0
                                            5/22

Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                240 Apartment Units      9/97/            3,250,000           234,304              2,231                0
                                            6/06           -----------       -----------        -----------      -----------

                                                           $23,775,000          $868,829            $84,113         $110,199
                                                           ===========       ===========        ===========      ===========


                        Final          Final
                       Balance        Balance    Interest Earned                    Net Interest
                       at Sept.     at December    by the Trust     Less 1997         Earned
Property               30, 1997       31, 1996       for 1997     Amortization        for 1997
--------               --------       --------       --------     ------------        --------
Reflections
Apartments
Casselbury,
Florida (A)           $11,212,328   $11,216,528      $732,950       $24,026            $708,924


Rolling Ridge
Apartments
Chino Hills,
California(B)           4,956,790     4,964,300       331,527        16,635             314,892


Lexington Trails
Apartments
Houston,
Texas (C)               5,018,724             0       176,400         5,162             171,238


Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                     3,482,073             0        23,239         2,231              21,008
                      -----------   -----------    ----------       -------          ----------


                      $24,669,915   $16,180,828    $1,264,116       $48,054          $1,216,062
                      ===========   ===========    ==========       =======          ==========

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rate for the Rolling Ridge is 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

(C)  The interest rate for the Lexington Trails is 9.00%.

(D)  The interest rate for the Highpointe is 9.00%.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Information relating to investments in Tax-Exempt Securities for the nine months ended September 30, 1997 and the year ended December 31, 1996:

Investment in Tax-Exempt Securities -
  January 1, 1996                                                $  203,958

Sales:

Maturity of Philadelphia Penn Refunding
  General Obligation Tax-Exempt Bond                               (200,000)
  Amortization of premium                                            (3,958)
                                                                 ----------

Investment in Tax-Exempt Securities -
  December 31, 1996                                                       0

Purchases:

New York NY Tax Antic NTS-SER
  Tax-Exempt Bond                                                   400,476

Harris Country Texas General Obligation
  Tax-Exempt Commercial Paper                                     1,500,000

Sales:

Maturity of New York NY Tax Antic
  NTS-SER Tax-Exempt Bond                                          (400,000)

Maturity of Harris Country Texas General
  Obligation Tax-Exempt Commercial Paper                         (1,500,000)

Amortization of Premium                                                (476)
                                                                 ----------

Investment in Tax-Exempt Securities -
  September 30, 1997                                             $        0
                                                                 ==========

                               AMERICAN TAX-EXEMPT BOND TRUST
                                Notes to Financial Statements
                                     September 30, 1997
                                         (Unaudited)

Note 3 - Investment in Tax-Exempt Securities (continued)

Information relating to investments in Tax-Exempt Securities as of September 30, 1997 and December 31, 1996 is as follows:

                                              Date                Original
                                            Purchased/            Purchase      Final
                                              Final     Stated     Price      Balance at
                                             Payment   Interest  Including    September
Seller           Description                   Date      Rate     Premium      30, 1997
------           -----------                   ----      ----     -------      --------

Smith Barney   Topeka KS General
               Obligation Tax-               5/3/95
               Exempt Bond                   8/1/95      9.25%    $202,248       $    0

Smith Barney   NYS Environmental
               Facilities Corp. State
               Water Pollution Control
               Revolving Fund Series D      9/19/95
               Tax-Exempt Bond             11/15/95      4.40%     200,246            0

Wheat First    Philadelphia Penn
               Refunding General
               Obligation Tax-Exempt       12/12/95
               Bond                         2/15/96      8.25%     205,592            0

Smith Barney   NY NY Tax Antic
               NTS-SER Tax-Exempt            1/6/97
               Bond                         2/12/97      4.50%     400,476            0

Goldman Sachs  Harris County TX
               General Obligation
               Tax-Exempt Com-               5/1/97
               mercial Paper                5/14/97      3.75%   1,500,000            0
                                                                 ----------       ------

                                                                $2,508,562       $    0
                                                                 ==========       ======

                                            Final       Interest                    Net
                                          Balance at    Earned by                 Interest
                                           December     the Trust      1997        Earned
Seller           Description               31, 1996     for 1997   Amortization   for 1997
------           -----------               --------     --------   ------------   --------

Smith Barney   Topeka KS General
               Obligation Tax-
               Exempt Bond                  $    0        $    0        $  0      $     0

Smith Barney   NYS Environmental
               Facilities Corp. State
               Water Pollution Control
               Revolving Fund Series D
               Tax-Exempt Bond                   0             0           0            0

Wheat First    Philadelphia Penn
               Refunding General
               Obligation Tax-Exempt
               Bond                              0             0           0            0

Smith Barney   NY NY Tax Antic
               NTS-SER Tax-Exempt
               Bond                              0         1,750         476        1,274

Goldman Sachs  Harris County TX
               General Obligation
               Tax-Exempt Com-
               mercial Paper                     0         2,003           0        2,003
                                             -----        ------        ----       ------

                                             $   0        $3,753        $476       $3,277
                                             =====        ======        ====       ======


                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Note 4 - Related Party Transactions

The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $25,656 and $13,375 for the three months ended September 30, 1997 and 1996 and $65,219 and $40,125 for the nine months ended September 30, 1997 and 1996, respectively; the total amount accrued and unpaid as of September 30, 1997 and December 31, 1996 amounted to $75,016 and $39,594, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $8,207 and $51,612 for the three months ended September 30, 1997 and 1996 and $75,015 and $120,282 for the nine months ended September 30, 1997 and 1996, respectively; the total amount accrued and unpaid as of September 30, 1997 and December 31, 1996 amounted to $288,881 and $213,866, respectively; (v) bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of September 30, 1997 and December 31, 1996 $584,392 and $584,392 respectively of such costs have been incurred of which $584,392 and $355,114 have been capitalized and included in Investment in First Mortgage Bonds; and (vi) certain other fees.

The Trust has agreed to pay the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. As of September 30, 1997 and December 31, 1996 offering costs totaled $680,489, and along with selling commissions (see below) were charged directly to Beneficial Owners' Equity-Shareholders.

The Trust paid commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. At September 30, 1997 and December 31, 1996, the Company paid $1,598,651 of commissions and due diligence to unaffiliated broker-dealers.

Note 5 - Subsequent Event

In November 1997, it is anticipated that distributions of approximately $586,000 and $16,000 will be paid to the Shareholders and the Manager, respectively, representing the 1997 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the Manager (the "Manager") of the Trust. As of October 15, 1996 (the termination date of the Offering), the Trust had received $29,219,586 (before volume discounts of $4,244) in Gross Proceeds from the sale of 1,453,386 shares pursuant to the Offering and 7,593 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $26,882,019 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 12,093 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of September 30, 1997, 6,735 shares were redeemed for an aggregate price of $127,957.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The Trust also invest in Tax-Exempt Securities. As of September 30, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

For a description of the Trust's investments in First Mortgage Bonds and Tax-Exempt Securities see Notes 2 and 3 of Notes to the Financial Statements.

During the nine months ended September 30, 1997, cash and cash equivalents decreased approximately $190,000 primarily due to the purchase of first mortgage bonds ($8,150,000), an increase in deferred costs ($87,000) and distributions to shareholders ($1,840,000) which exceeded cash provided by operating activities ($1,334,000), proceeds from the issuance of shares of beneficial interest in excess of purchase of treasury shares of beneficial interest ($54,000) and the sale of marketable securities ($8,500,000).

Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $54,000.

The Trust has established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $292,196 at September 30, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such reserves from Cash Flow and Sale or Repayment Proceeds. As of September 30, 1997, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expense reimbursements totaling $289,000 and $214,000 at September 30, 1997 and December 31, 1996, respectively, and the payment of a portion of the special distribution totaling $75,000 and $40,000 at September 30, 1997 and December 31, 1996, respectively, to the Manager have been accrued but are unpaid.

The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Distribution Policy

The Trust has adopted a policy of attempting to maintain stable distributions during the offering period and acquisition stage. In order to accomplish this result, a portion of the Net Proceeds were invested in Tax-Exempt Securities which matured during this period. A portion of the proceeds from such repayments were distributed to the shareholders. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and may continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there was a decrease in funds available to be invested in Mortgage Investments.

Of the total distributions of $1,840,149 and $1,244,735 made for the nine months ended September 30, 1997 and 1996, $639,633 ($.43 per share or 35%) and $481,441
($.36 per share or 39%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,374,629. The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund the Trust's operating expenses and to make distributions.

Results of Operations

The results of operations for the three and nine months ended September 30, 1997 and 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $164,000 and $433,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996, the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $30,000 and $22,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the use of proceeds from the Offering to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses increased approximately $14,000 for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in costs associated with SEC filing and an increase in accounting expenses.

General and administrative-related parties decreased approximately $43,000 and $45,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in

1996 primarily due to an underaccrual of expense reimbursements to affiliates of the Manager at June 30, 1996 which was adjusted in the third quarter of 1996 and a decrease in such expense reimbursements in 1997.

Loan servicing fees decreased approximately $15,000 and increased approximately $7,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the three months is primarily due to an underaccrual of such fees at June 30, 1996 which was adjusted in the third quarter of 1996. The increase during the nine months is primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996 and the Lexington Trails First Mortgage Bond in May 1997.

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

     Current report on Form 8-K dated September 2, 1997 was filed on September 10, 1997 relating to the purchase of the Highpointe Bonds.

     Current report on Form 8-K/A dated September 2, 1997 was filed on November 10, 1997 relating to the purchase of the Highpointe Bonds.

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

Date:  November 13, 1997

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Senior Vice President and
                                 Principal Financial Officer

Date:  November 13, 1997

                            By: /s/ Richard A. Palermo
                                ----------------------
                                Richard A. Palermo
                                Treasurer and
                                Principal Accounting Officer