Form 10-K
period 1997-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1998-04-15
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                        OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28340

                         AMERICAN TAX-EXEMPT BOND TRUST
                         -------------------------------
       (Exact name of registrant as specified in its governing instrument)

         Delaware                                          13-7033312
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

 625 Madison Avenue, New York, New York                        10022
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                             ---

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

Index to exhibits may be found on page
Page 1 of

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

On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated November 1, 1994. The Offering terminated as of October 15, 1996. As of December 31, 1997, a total of 1,452,495 shares have been sold through the Offering and 15,242 through the dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $29,509,185 (before volume discounts of $4,244). Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Redemption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 15,242 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan, as of December 31, 1997, 8,485 shares were redeemed for an aggregate price of $161,207

The Trust's principal investment objectives are to: (i) preserve and protect the Trust's invested capital; (ii) provide quarterly distributions that are exempt from Federal income taxation; and (iii) provide additional distributions in connection with First Mortgage Bond investments from contingent interest payments exempt from Federal income taxation. There can be no assurance that such objectives will be achieved.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The Trust also invests in Tax-Exempt Securities. As of December 31, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

First Mortgage Bonds

As of December 31, 1997, the Trust has made the following investments in First Mortgage Bonds:

                                           Original Bond
                               Date of     Amount and
                             Investment    Outstanding
                              /Final       Balance at     Occupancy
                   Descrip    Maturity      December       at March
Property            -tion      Date        31, 1997       15, 1998
--------           --------  ---------    ------------    --------

Reflections
Apartments
Casselbury,        336 Apt.  12/95 -
FL (A)             Units     12/25          $10,700,000     96.1%

Rolling Ridge
Apartments
Chino Hills,       110 Apt.  8/96 -
CA (B)             Units     8/26             4,925,000     98.1%

Lexington Trails
Apartments
Houston,           200 Apt.  5/97 -
TX (C)             Units     5/22             4,900,000     96.5%

Highpointe
Apartments
Harrisburg,        240 Apt.  9/97 -
PA (D)             Units     6/06             3,250,000     97.5%
                                            -----------

                                            $23,775,000
                                            ===========

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rate of the Rolling Ridge is 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

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

The Lexington Trails Bonds have a term of 25 years and are subject to mandatory redemption, at the Trust's option, after 10 years. The principal of the Lexington Trails Bonds will be pay-able upon sale or refinancing of the Project. Prepayment, in whole or in part, will be prohibited during the first five years following the acquisition of the Lexington Trails Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Summit Tax Exempt Bond Fund, L.P. whose general partner is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager.

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. The Highpointe Bonds enjoy payment priority over the 1986 Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds.

The Highpointe Bonds mature on June 1, 2006. The principal of the Highpointe Bonds will be payable upon maturity, sale or refinancing of the Project. The Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and principal and accrued interest on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds on June 6, 1989 and the $750,000 priority amount.

Tax-Exempt Securities

As of December 31, 1997, the Trust has made the following investments in Tax-Exempt Securities, all of which have matured:

                     Stated      Final
            Date    Interest   Payment       Purchase Price
Seller   Purchased    Rate        Date       %           Amount
------   ---------  --------   -------    -------      ---------
Smith
Barney      5/3/95   9.25%       8/1/95   101.124%     $ 202,248

Smith
Barney     9/19/95   4.40%     11/15/95   100.123%       200,246

Wheat
First     12/12/95   8.25%      2/15/96   102.796%       205,592

Smith
Barney      1/6/97   4.50%      2/12/97   100.119%       400,476

Goldman
Sachs       5/1/97   3.75%      5/14/97   100.000%     1,500,000
                                                       ---------

                                                      $2,508,562
                                                       =========

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

Item 4.  Submission of Matters to a Vote of Shareholders.

None.

                                      PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

As of December 31, 1997, a total of 1,467,737 shares have been sold to the public, either through the Offering or the Trust's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of December 31, 1997, 15,242 shares have been sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of December 31, 1997, 8,485 shares were redeemed.

The number of shareholders as of March 4, 1998 was 1,185. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may therefore not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment.

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

Experience under the Reinvestment Plan may indicate that changes are desirable. The Reinvestment Plan gives the Manager broad powers to modify, consolidate or cancel the Trust's Reinvestment Plan upon notice, but without consent, of shareholders.

Redemption Plan

The Trust's Redemption Plan became effective October 15, 1996. Under the Redemption Plan any shareholder, including the Manager or any of its Affiliates, who acquired or received shares directly from the Trust or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Trust for redemption (the "Redemption Plan"). The Trust is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds for any quarter will be used to redeem Eligible Shares presented for redemption for such quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insuffi-cient to make all the requested redemptions, the Trust will redeem the Eligible Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

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

A Shareholder may present less than all his or her Eligible Shares to the Trust for redemption, provided, however that (i) he or she must always present at least the lesser of all of his or her Eligible Shares or 125 Eligible Shares for redemption, and (ii) if he or she would retain any Eligible Shares were the Shares presented to be redeemed, he or she must retain at least 125 Eligible Shares.

The Manager may suspend or terminate the redemption of Eligible Shares upon notice to, but without the consent of, the Shareholders. Therefore, Shareholders should consider an investment in the Trust as a long-term investment.

Distribution Information

Cash distributions for the years ended December 31, 1997 and 1996 were as set forth in the following table:

Cash Distribution                                               Total Amount
for Quarter Ended         Date Paid     Minimum      Maximum     Distributed
-----------------         ---------     -------      -------    -------------

March 31, 1997              5/15/97      $ .4000     $ .4000    $  586,276
June 30, 1997               8/14/97        .4000       .4000       585,867
September 30, 1997         11/14/97        .4000       .4000       586,120
December 31, 1997           2/14/98        .4000       .4000       586,675
                                         -------     -------    ----------

Total for 1997                           $1.6000     $1.6000    $2,344,938
                                         =======     =======    ==========

March 31, 1996              5/15/96      $ .0667     $ .4000    $  410,056
June 30, 1996               8/14/96        .3333       .4000       448,917
September 30, 1996         11/14/96        .0667       .4000       484,715
December 31, 1996           2/14/97        .2533       .4000       585,037
                                         -------     -------    ----------

Total for 1996                           $ .7200     $1.6000    $1,928,725
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

The Trust has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Trust. In order to accomplish this result, it has purchased Tax-Exempt Securities which matured quarterly during this period. The effect of this policy has been the following:
(a) a portion of the distributions have constituted a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

Of the total distributions of $2,461,909 and $1,753,876 made during the years ended December 31, 1997 and 1996, $774,728 ($.53 per share or 32%) and $616,427
($.42 per share or 35%) represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,509,724. The portion of the distributions which constitutes a return of capital were significant during the acquisition stage in order to maintain level distributions to shareholders. Beginning in the first quarter of 1998 the Trust's distribution policy will call for quarterly distributions which more closely reflect collections of interest payments.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Trust. Additional financial information is set forth in the audited financial statements and notes thereto contained in Item 8 hereof.

                                      Years ended December 31,
                               -----------------------------------
OPERATIONS*                        1997        1996         1995
                               ----------- -----------  ----------

Interest income:
  First Mortgage Bonds         $1,734,950   $1,127,980   $  226,972
  Tax-Exempt Securities             3,277        2,054        2,160
  Marketable Securities           173,234      262,381      147,647
                                ---------    ---------    ---------


Total revenues                  1,911,461    1,392,415      376,779

Total expenses                    224,280      254,966      148,893
                                ---------    ---------    ---------

Net income                     $1,687,181   $1,137,449   $  227,886
                                =========    =========    =========


Net income per weighted        $     1.07   $     0.89   $     0.56
  average share-Shareholders    =========    =========    =========

Distributions per share**      $     1.60   $ .72-1.60   $ .20-1.13
                                =========    =========    =========

                                                December 31,
                               ----------------------------------------------
FINANCIAL POSITION                1997         1996        1995       1994
                               -----------  ----------- -----------  --------

Total Assets                   $26,160,922  $26,681,549  $17,385,740  $771,890
                                ==========   ==========   ==========   =======

Total Liabilities              $   469,347  $   320,858  $   174,470  $770,890
                                ==========   ==========   ==========   =======

Total Shareholders' Equity     $25,691,575  $26,360,691  $17,211,270  $  1,000
                                ==========   ==========   ==========   =======

*The Trust had no operations in 1994 and 1993

**Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The Trust also invests in Tax-Exempt Securities. As of December 31, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

For a description of each of the Trust's investments in First Mortgage Bonds and Tax-Exempt Securities see Item 1. Business.

During the twelve months ended December 31, 1997, cash and cash equivalents increased approximately $245,000 primarily due to the sale of marketable securities of ($9,000,000), an increase in due to affiliates of approximately ($145,000) and proceeds from the issuance of shares of beneficial interest in excess of purchase of treasury shares of beneficial interest ($80,000) which exceeded cash provided by operating activities ($1,866,000), distribution to shareholders ($2,462,000), the purchase of first mortgage bonds ($8,150,000) and an increase in deferred cost ($89,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $81,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 15,242 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1997, 8,485 shares have been redeemed for an aggregate price of $161,207.

The Trust has established a Reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering (totaling $292,196 at December 31, 1997), an amount which is anticipated to be sufficient to satisfy liquidity requirements, and may add to such Reserves from Cash Flow and Sale or Repayment Proceeds. As of December 31, 1997, none of this reserve has been used. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of such reserves. The Trust may borrow funds from third parties or from the Manager or its affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expense reimbursements totaling $296,000 and $214,000 at December 31, 1997 and 1996, respectively, and the payment of a portion of the special distribution totaling $92,000 and $40,000 at December 31, 1997 and 1996, respectively, to the Manager have been accrued but are unpaid.

The Trust anticipates that cash generated from the operations of the properties underlying investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Results of Operations

1997 vs. 1996

The results of operations for the years ended December 31, 1997 and 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $607,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996, the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $89,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses increased approximately $12,000 for the year ended December 31, 1997 as compared to 1996 primarily due to an increase in costs associated with SEC filings.

General and administrative-related parties decreased approximately $54,000 for the year ended December 31, 1997 as compared to 1996 primarily due to a decrease in expense reimbursements to affiliates of the Manager in 1997.

Loan servicing fees increased approximately $12,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996, the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

1996 vs. 1995

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

Distribution Policy

The Trust has adopted a policy of attempting to maintain stable distributions during the offering period and acquisition stage. In order to accomplish this result, a portion of the Net Proceeds were invested in Tax-Exempt Securities which matured during this period. A portion of the proceeds from such repayments were distributed to the shareholders. The effect of this policy has been the following: (a) a portion of the distributions have constituted a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there was a decrease in funds available to be invested in Mortgage Investments.

Of the total distributions of $2,461,909 and $1,753,876 made for the year ended December 31, 1997 and 1996, $774,728 ($.53 per share or 32%) and $616,427 ($.42 per share or 39%) represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,509,724. The portion of the distributions which constitute a return of capital were significant during the acquisition stage in order to maintain level distributions to shareholders. Beginning in the first quarter of 1998 the Trust's distribution policy will call for quarterly distributions which more closely reflect collections of interest payments.

Management expects that cash flow from operations, combined with the maturity of investments described above, will be sufficient to fund distributions at the current level in the future.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.
                                                                           Page
(a) 1.   Financial Statements

         Independent Auditors' Report                                        12

         Balance Sheets-December 31, 1997 and 1996                           13

         Statements of Income - Years ended December 31, 1997, 1996
         and 1995                                                            14

         Statements of Changes in Shareholders' Equity - Years ended
         December 31, 1997, 1996 and 1995                                    15

         Statements of Cash Flows - Years ended December 31, 1997,
         1996 and 1995                                                       17

         Notes to Financial Statements                                       18

(a) 2.   Financial Statement Schedules

         All schedules have been omitted because they are not required or because the required information is contained in the Financial Statements or notes thereto.

                           INDEPENDENT AUDITORS' REPORT




To The Manager
American Tax-Exempt Bond Trust:



We have audited the accompanying balance sheets of American Tax-Exempt Bond Trust as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax-Exempt Bond Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


New York, New York
January 30, 1998, except as to Note 6,
which is as of February 14, 1998

                          AMERICAN TAX-EXEMPT BOND TRUST
                                  BALANCE SHEETS
                            DECEMBER 31, 1997 AND 1996



                                      ASSETS

                                                            1997           1996
                                                          -----------   -----------
Investment in First Mortgage Bonds-at fair value (Note 3) $24,674,787   $16,180,828
Cash and cash equivalents (Note 2)                          1,081,939       836,779
Marketable securities available for sale                      200,000     9,200,000
Deferred costs                                                      0       300,306
Organization costs (net of accumulated amortization
  of $27,500 and $17,500, respectively)                        22,500        32,500
Accrued interest receivable                                   181,696       131,136
                                                          -----------  ------------

Total assets                                              $26,160,922   $26,681,549
                                                           ==========    ==========




                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Due to affiliates (Note 5)                              $   436,197   $   291,451
  Accounts payable                                             33,150        29,407
                                                        ------------- -------------

Total liabilities                                             469,347       320,858
                                                         ------------  ------------

Shareholders' equity:

  Beneficial owner's equity-manager                           (14,098)       (6,350)
  Beneficial owners' equity-shareholders
   (10,000,000 shares authorized;
   1,476,222 and 1,463,520 shares issued and
   outstanding in 1997 and 1996, respectively)             25,731,175    26,256,842
  Treasury shares of beneficial interest
   (8,485 and 0 shares, respectively)                        (161,207)            0
  Net unrealized gain on First Mortgage Bonds (Note 3)        135,705       110,199
                                                         ------------  ------------

Total shareholders' equity                                 25,691,575    26,360,691
                                                           ----------    ----------

Total liabilities and shareholders' equity                $26,160,922   $26,681,549
                                                           ==========    ==========


See accompanying notes to financial statements.

                          AMERICAN TAX-EXEMPT BOND TRUST
                               STATEMENTS OF INCOME
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997          1996         1995
                                             ----------    ----------   -----------
Revenues:

  Interest income:

   First Mortgage Bonds (Note 3)             $1,734,950    $1,127,980   $   226,972
   Tax-Exempt Securities (Note 4)                 3,277         2,054         2,160
   Marketable Securities                        173,234       262,381       147,647
                                             ----------    ----------    ----------

   Total revenues                             1,911,461     1,392,415       376,779
                                              ---------     ---------    ----------

Expenses:

  General and administrative                     79,932        68,013        66,535
  General and administrative-
   related parties (Note 5)                      84,593       139,007        74,858
  Loan serving fees                              49,755        37,946             0
  Amortization of organization costs             10,000        10,000         7,500
                                            -----------   -----------    ----------

   Total expenses                               224,280       254,966       148,893
                                             ----------    ----------    ----------

   Net income                                $1,687,181    $1,137,449   $   227,886
                                              =========     =========    ==========

  Allocation of Net Income:

   Shareholders                              $1,576,321    $1,067,015   $   224,865
   Manager                                       15,922        10,778         2,271
   Special distributions to Manager (Note 5)     94,938        59,656           750
                                             ----------    ----------  ------------

   Net income                                $1,687,181    $1,137,449   $   227,886
                                              =========     =========    ==========

   Basic net income per weighted
     average share - shareholders            $     1.07    $     0.95   $      0.57
                                              =========     =========    ==========


See accompanying notes to financial statements.

                          AMERICAN TAX-EXEMPT BOND TRUST
                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                              Net Un-
                                                                              realized
                                         Beneficial    Beneficial  Treasury    Gain on
                                         Owner's -     Owner's     Shares of     First
                                           Equity-     Equity-     Beneficial  Mortgage
                              Total      Shareholders  Manager     Interest      Bonds
                          -----------    -----------   ----------  ---------- ---------
Balance at
  January 1, 1995         $     1,000    $         0    $ 1,000    $  0        $     0

Issuance of shares of
  beneficial ownership
  interest                 18,777,052     18,777,052          0       0              0

Offering costs             (1,448,213)    (1,448,213)         0       0              0

Net income                    227,886        224,865      3,021       0              0

Distributions                (346,455)      (342,248)    (4,207)      0              0
                           ----------     ----------     ------     ----           ---

Balance at
  December 31, 1995        17,211,270     17,211,456       (186)      0              0

Issuance of shares
  of beneficial
  ownership interest       10,486,576     10,486,576          0       0              0

Offering costs               (830,927)      (830,927)         0       0              0

Net income                  1,137,449      1,067,015     70,434       0              0

Distributions              (1,753,876)    (1,677,278)   (76,598)      0              0

Net unrealized
  gain on First
  Mortgage Bonds              110,199              0          0       0        110,199
                           ----------     ----------     ------     ----       -------

Balance at
  December 31, 1996        26,360,691     26,256,842     (6,350)      0        110,199


See accompanying notes to financial statements.

                          AMERICAN TAX-EXEMPT BOND TRUST
                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                              Net Un-
                                                                              realized
                                         Beneficial    Beneficial  Treasury    Gain on
                                         Owner's -     Owner's     Shares of     First
                                           Equity-     Equity-     Beneficial  Mortgage
                              Total      Shareholders  Manager     Interest      Bonds
                          -----------    -----------   ----------  ---------- ---------

Balance at
  December 31, 1996        26,360,691     26,256,842      (6,350)          0     110,199

Issuance of shares of
  beneficial ownership
  interest                    241,313        241,313           0           0           0

Net income                  1,687,181      1,576,321     110,860           0           0

Distributions              (2,461,909)    (2,343,301)   (118,608)          0           0

Net unrealized gain on
  First Mortgage Bonds         25,506              0           0           0      25,506

Purchase of Treasury
  shares of beneficial
  interest                   (161,207)             0           0    (161,207)          0
                           ----------     ----------     -------    --------     -------

Balance at
  December 31, 1997       $25,691,575    $25,731,175    $(14,098)  $(161,207)   $135,705
                           ==========     ==========     =======    ========     =======


See accompanying notes to financial statements.

                          AMERICAN TAX-EXEMPT BOND TRUST
                             STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997          1996          1995
                                                     ----------    ----------   -----------
Cash flows from operating activities:
  Net income                                         $1,687,181    $1,137,449   $   227,886
                                                      ---------     ---------    ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Amortization expense-organization costs               10,000        10,000         7,500
   Amortization expense- loan origination costs          70,688        36,059             0
   Amortization of REMIC premium                            476         3,958         4,128
  Changes in operating assets and liabilities:
   Decrease (increase) in other assets                        0        72,220       (72,220)
   Increase in accrued interest receivable              (50,560)      (95,876)      (35,260)
   Increase in due to affiliates                        144,746       211,729        86,140
   Increase in accounts payable                           3,743             0             0
                                                      ---------     ---------    ----------

   Total adjustments                                    179,093       238,090        (9,712)
                                                     ----------    ----------   -----------

  Net cash provided by operating activities           1,866,274     1,375,539       218,174
                                                      ---------     ---------    ----------

Cash flows from investing activities:
  Purchase of First Mortgage Bonds                   (8,150,000)   (4,925,000)  (10,700,000)
  Sale (purchase) of Marketable Securities            9,000,000    (6,650,000)   (2,550,000)
  Maturity of Tax-Exempt Securities                   1,900,000       200,000       400,000
  Purchase of Tax-Exempt Securities                  (1,900,476)            0      (608,086)
  Increase in deferred costs                            (88,835)     (314,756)     (455,735)
                                                    -----------   -----------   -----------

  Net cash provided by (used in) investing
   activities                                           760,689   (11,689,756)  (13,913,821)
                                                     ----------   -----------   -----------

Cash flows from financing activities:
  Decrease in accounts payable                                0       (13,146)     (370,678)
  Decrease in due to affiliates                               0       (52,195)     (311,882)
  Proceeds from issuance of shares of beneficial
   interest                                             241,313    10,486,576    18,777,052
  Purchase of treasury shares of beneficial interest   (161,207)            0             0
  Distribution to shareholders                       (2,461,909)   (1,753,876)     (346,455)
  Increase in offering costs                                  0      (830,927)     (738,826)
                                                     ----------     ---------    ----------
  Net cash (used in) provided by financing
   activities                                        (2,381,803)    7,836,432    17,009,211
                                                     ----------     ---------    ----------

Net increase (decrease) in cash and cash equivalents    245,160    (2,477,785)    3,313,564
Cash and cash equivalents at beginning of year          836,779     3,314,564         1,000
                                                     ----------     ---------    ----------
Cash and cash equivalents at end of year             $1,081,939   $   836,779   $ 3,314,564
                                                     ==========     =========    ==========
Supplemental schedule of non cash financial
  activities:
  Increase in offering costs                         $        0   $         0   $  (709,387)
  Decrease in deferred costs                            389,141       238,506       952,569
  Increase in investment in First Mortgage Bonds       (389,141)     (238,506)     (243,182)


See accompanying notes to financial statements.

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


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

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of December 31, 1997 and 1996, a total of 1,467,737 and 1,463,520 shares have been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the"Gross Proceeds") of $29,509,185 and $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 14, 1997, 15,242 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1997, 8,485 shares were redeemed for an aggregate price of $161,207.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities of approximately 10 to 30 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The Trust also invests in Tax-Exempt Securities. As of December 31, 1997, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

NOTE 2 - Accounting Policies

a)  Basis of Accounting

The books and records of the Trust are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

b)  Cash and Cash Equivalents

Included in cash and cash equivalents at December 31, 1997 is restricted cash of $292,196 for working capital reserves and approximately $80,000 received from the Reinvestment Plan, not yet used to redeem shares. Cash and cash equivalents include temporary investments with original maturity dates equal to or less than three months and are carried at cost plus accrued interest, which approximates market.

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


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

g)  Net Income Per Weighted Average Share

In February 1997, the Financial Accounting Standards Board (the 'FASB") issued SFAS No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. This statement requires that the current calculations of earnings per share be replaced by basic and diluted earnings per share calculations. The Company has determined that the application of SFAS No. 128 would have no effect on its calculation of earnings per share.

Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1997, 1996 and 1995 were 1,466,554, 1,193,488 and 399,265 shares.

h)  Investments in Marketable, Equity and Other Securities

The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1997 and 1996, the Trust has classified its securities as available for sale.

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

Investments in marketable, equity and other securities represent marketable securities (consisting of tax-exempt municipal preferred stock) and investment in First Mortgage Bonds.

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


Unrealized gains and losses reported in Shareholders' Equity relate to First Mortgage Bonds. The other investments are carried at cost which approximates market.

i)  Use of Estimates

Management of the Trust has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

j)  Financial Instruments

The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company include cash and cash equivalents, marketable securities, investments in First Mortgage Bonds, interest receivable and all of its liabilities.

For cash and cash equivalents, marketable securities, interest receivable and accounts payable and accrued expenses, the carrying amounts are a reasonable estimate of fair value.

k) Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


NOTE 3 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                         1997          1996          1995
                                                     -----------    ----------    -----------
Investment in First Mortgage Bonds
   - at fair value - January 1                       $16,180,828    $10,943,182   $         0
  Additions:
   Reflections Bonds                                           0              0    10,700,000
   Reflections Bonds - loan origination costs             19,826         30,906       243,182
   Rolling Ridge Bonds                                         0      4,925,000             0
   Rolling Ridge - loan origination costs                  9,125        207,600             0
   Lexington Trails Bonds                              4,900,000              0             0
   Lexington Trails Bonds - loan origination costs       123,886              0             0
   Highpointe Bonds                                    3,250,000              0             0
   Highpointe Bonds - loan origination costs             236,304              0             0

  Deductions:
   Amortization of loan origination costs                (70,688)       (36,059)            0
                                                      ----------     ----------    ----------

Amortized cost at December 31,                        24,649,281     16,070,629    10,943,182
  Net unrealized gain on First Mortgage Bonds             25,506        110,199             0
                                                      ----------     ----------    ----------

Investment in First Mortgage Bonds
   - at fair value - December 31                     $24,674,787     16,180,828    10,943,182
                                                      ==========     ==========    ==========

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

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995


(as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Summit Tax Exempt Bond Fund, L.P. whose general partner is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager.

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. The Highpointe Bonds enjoy payment priority over the 1986 Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds.

The Highpointe Bonds mature on June 1, 2006. The principal of the Highpointe Bonds will be payable upon maturity, sale or refinancing of the Project. The Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and principal and accrued interest on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds on June 6, 1989 and the $750,000 priority amount.

The cost basis of the First Mortgage Bonds was $24,539,082 and $16,070,629 at December 31, 1997 and 1996. The net unrealized gain of $135,704 on First Mortgage Bonds consists of gross unrealized gains and losses of $478,634 and $342,929, respectively, at December 31, 1997 and 265,849 and 159,650, respectively, as of December 31, 1996.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of December 31, 1997 and 1996 are as follows:


                     Date of                        Accumu
                     Invest- Outstand-              -lated    Unrea-
                     ment/    ing Loan     Loan     Amorti-  lized Gain                            Interest     Less       Net
                     Final   Balance at   Origina- zation at  (Loss) at   Balance at Balance at    Earned by    1997     Interest
             Descrip Maturity December      tion    Dec. 31,   Dec. 31,    December    December     the Trust  Amorti-    Earned
Property     -tion    Date    31, 1997     Costs      1997       1997      31, 1997    31, 1996     for 1997   zation    for 1997
--------    -------  ------- ----------   -------- --------- ----------   ---------  ----------    ---------  --------   --------
Reflections
Apartments   336
Casselbury,  Apt.   12/95 -
FL (A)       Units  12/25   $10,700,000  $293,914  $(58,783)  $ 465,529  $11,400,660  $11,216,528   $979,050  $(31,374)  $ 947,676
Rolling
Ridge
Apartments   110
Chino Hills, Apt.   8/96 -
CA (B)       Units  8/26      4,925,000   216,725   (30,703)     13,105    5,124,127    4,964,300    443,250   (22,053)    421,197
Lexington
Trails
Apartments   200
Houston,     Apt.   5/97 -
TX (C)       Units  5/22      4,900,000   123,886    (8,260)   (115,626)   4,900,000            0    286,650    (8,260)    278,390
Highpointe
Apartments   240
Harrisburg,  Apt.   9/97 -
PA (D)       Units  6/06      3,250,000   236,304    (9,001)   (227,303)   3,250,000            0     96,688    (9,001)     87,687
                             ----------   -------    ------    --------   ----------   ----------    -------    ------     -------

                            $23,775,000  $870,829 $(106,747)   $135,705  $24,674,787  $16,180,828 $1,805,638  $(70,688) $1,734,950
                             ==========   =======  ========     =======   ==========   ==========  =========   =======   =========

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

(B) The interest rate of the Rolling Ridge is 9.00%. In addition to the interest rate the Trust will be entitled to 30% of the cash flow, as defined.

(C) The interest rate for the Lexington Trails is 9.00%.

(D) The interest rate for the Highpointe is 9.00%.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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

NOTE 5 - Related Party Transactions

The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $94,938, $59,656 and $750 for the years ended December 1997, 1996 and 1995; the total amount accrued and unpaid as of December 31, 1997, 1996 and 1995 amounted to $91,906, $39,594 and $750, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $84,593, $139,007 and $74,858 for the years ended December 31, 1997, 1996 and 1995; the total amount accrued and unpaid as of December 31, 1997, 1996 and 1995, amounted to $295,733, $211,141 and $74,858, respectively; (v) bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of both December 31, 1997 and 1996, were $584,392 and $584,392 of which $584,392 and $355,114 have been capitalized and are included in Investment in First Mortgage Bonds; and (vi) certain other fees.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

The Trust paid the Manager a nonaccountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Manager, to the extent not paid by an affiliate, was responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 5.0% of gross proceeds) and a due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares. During 1995 and 1996, offering costs totaled $680,489 along with selling commissions (see below) and were charged directly to Beneficial Owners' Equity- Shareholders.

The Trust paid commissions of up to 5% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Manager. During 1995 and 1996, the Trust paid a total of $1,598,651 of commissions and due diligence expenses to unaffiliated broker-dealers.

NOTE 6 - Subsequent Events

On February 14, 1998, a distribution of $580,749 and $5,926 was paid to the shareholders and the Manager, respectively, representing the 1997 fourth quarter distribution. The distribution has been funded from cash collections of debt service payments and interest income through approximately the distribution date.

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


                                                                     Year First Became
                                                                      Officer/Director
    Name                 Age     Positions Held                          or Manager
------------------       ---   ----------------------------------    -----------------
J. Michael Fried         53    Director and President                   1991

Stuart J. Boesky         41    Director and Senior Vice President       1991

Alan P. Hirmes           43    Senior Vice President                    1991

Richard A. Palermo       37    Treasurer                                1996

Lynn A. McMahon          42    Secretary                                1991

J. MICHAEL FRIED, age 53, is Director and President of the Manager and is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all of the syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STUART J. BOESKY, age 41, is Director and Senior Vice President of the Manager. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, age 43, is Senior Vice President of the Manager. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

RICHARD A. PALERMO, age 37, is Treasurer of the Manager. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

LYNN A. McMAHON, age 42, is Secretary of the Manager. She has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 9, 1998, no person was known by the Trust to be the beneficial owner of more than five percent of the outstanding shares of the Trust. As of March 9, 1998, no directors and officers of the Manager own any shares of the Trust.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     12

         Balance Sheets at December 31, 1997 and 1996                     13

         Statements of Income - years ended December 31,
         1997, 1996 and 1995                                              14

         Statements of Changes in Shareholders' Equity - years ended
         December 31, 1997, 1996 and 1995                                 15

         Statements of Cash Flows - years ended December 31, 1997,
         1996 and 1995                                                    17

         Notes to Financial Statements                                    18

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

10(a) Escrow Agreement (incorporated by reference from Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

10(b) Fee Agreement (incorporated by reference from Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

10(c) Orange County Housing Finance Authority Multifamily Revenue Refunding Bonds 1995 Series (Casselberry-Oxford Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Current Report on Form 8-K, as previously filed on December 21, 1995)

10(d) Current report on Form 8-K dated May 21, 1997 was filed on May 21, 1997 relating to the purchase of the Lexington Trails Bond

10(e) Current report on Form 8-K/A dated May 21, 1997 was filed on July 18, 1997 relating to the purchase of the Lexington Trails Bonds

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

10(f) Current report on Form 8-K/A dated September 2, 1997 was filed on September 10, 1997 relating to the purchase of the Highpointe Bonds

10(g) Current report on Form 8-K/A dated September 2, 1997 was filed on November 10, 1997 relating to the purchase of the Highpointe Bonds

27       Financial Data Schedule (filed herewith)

99.      Additional Exhibits

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

(b) Current report on Form 8-K/A dated September 2, 1997 was filed on November 10, 1997 relating to the purchase of the Highpointe Bonds.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                          By: RELATED AMI ASSOCIATES, INC., as Manager



Date:                          By: ______________________________
                                   J. Michael Fried
                                   Director and President
                                   (Principal Executive Officer)



Date:                          By: ______________________________
                                   Stuart J. Boesky
                                   Director and Senior Vice President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



   Signature                         Title                           Date
--------------------         ----------------------------------   -----------


____________________         Director and President (Principal
J. Michael Fried             Executive  Officer) of the Manager


____________________         Director and Senior Vice President
Stuart J. Boesky             of the Manager


____________________         Senior Vice President (Principal
Alan P. Hirmes               Financial  Officer) of the Manager


____________________         Treasurer (Principal Accounting
Richard A. Palermo           Officer) of the Manager

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                                    By: RELATED AMI ASSOCIATES, INC., as Manager



Date:                                   By: /s/ J. Michael Fried
                                            ----------------------------------
                                            J. Michael Fried
                                            Director and President
                                            (Principal Executive Officer)



Date:                                   By: /s/ Stuart J. Boesky
                                            ----------------------------------
                                            Stuart J. Boesky
                                            Director and Senior Vice President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                              Title                            Date
--------------------         -----------------------------------     ----------

/s/ J. Michael Fried         Director and President (Principal
----------------------       Executive  Officer) of the Manager
J. Michael Fried


/s/ Stuart J. Boesky         Director and Senior Vice President
----------------------       of the Manager
Stuart J. Boesky


/s/ Alan P. Hirmes           Senior Vice President (Principal
----------------------       Financial Officer) of the Manager
Alan P. Hirmes


/s/ Richard A. Palermo       Treasurer (Principal Accounting
----------------------       Officer) of the Manager
Richard A. Palermo