Form 10-K/A
period 1997-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1998-04-22
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A-1
(Mark One)


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


On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated November 1, 1994. The Offering terminated as of October 15, 1996. As of December 31, 1997, a total of 1,460,980 shares have been sold through the Offering and 15,242 through the dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $29,509,185 (before volume discounts of $4,244). Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Redemption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

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

Highpointe Apartments


On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager. The borrower (an affiliate of Related Capital Corporation) is in default under the terms of the $8,900,000 loan agreement due to certain amounts of unpaid base interest as of December 31, 1997. However, Charter indicated it will not exercise its rights to call the mortgage note as defined under the terms of the agreement.


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


On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of December 31, 1997 and 1996, a total of 1,476,222 and 1,463,520 shares have been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the"Gross Proceeds") of $29,509,185 and $29,219,586 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 14, 1997, 15,242 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1997, 8,485 shares were redeemed for an aggregate price of $161,207.


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

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989

                          AMERICAN TAX-EXEMPT BOND TRUST
                           NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 AND 1995



(as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager. The borrower (an affiliate of Related Capital Corporation) is in default under the terms of the $8,900,000 loan agreement due to certain amounts of unpaid base interest as of December 31, 1997. However, Charter indicated it will not exercise its rights to call the mortgage note as defined under the terms of the agreement.


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

(C) The interest rate for the Lexington Trails is 9.00%.

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

10(a) Escrow Agreement (incorporated by reference from Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

10(b) Fee Agreement (incorporated by reference from Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

10(c) Orange County Housing Finance Authority Multifamily Revenue Refunding Bonds 1995 Series (Casselberry-Oxford Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to Current Report on Form 8-K, as previously filed on December 21, 1995)


10(d) Purchase of tax-exempt First Mortgage Bonds in an aggregate amount of $4,900,000 to fund the purchase of Lexington Trails Apartments (incorporated by reference to current report on Form 8-K/A, as previously filed on May 21, 1997)

10(e) Purchase of tax-exempt First Mortgage Bonds (Lexington Trails Bond) in an aggregate principal amount of $4,900,000 to fund the purchase of Lexington Trails Apartments (incorporated by reference to current report on Form 8-K/A, as previously filed on May 21,1997)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


10(f) Purchase tax-exempt First Mortgage Bonds in an aggregate principal amount of $4,900,000 to fund the purchase of Lexington Trails Apartments (incorporated by reference to current report on Form 8-K/A, as previosly filed on September 10, 1997)

10(g) Purchase Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (High Pointe Club Apartments Project) Series 1989 in an aggregate principal amount of $3,250,000 (incorporated by reference to current report on Form 8-K/A, as previously filed on November 30, 1997)


27       Financial Data Schedule (filed herewith)

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