Form 10-Q
period 1998-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1998-05-14
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28340

                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                              13-7033312
            --------                              ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 Madison Avenue, New York, New York                       10022
--------------------------------------                       -----
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

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 Balance Sheets

                                           March 31,     December 31,
                                             1998           1997
                                         -----------     -----------
                                         (Unaudited)      (Audited)
ASSETS
Investment in First Mortgage
  Bonds - at fair value (Note 2)         $24,756,886    $24,674,787
Cash and cash equivalents                    569,544      1,081,939
Marketable securities                        500,000        200,000
Organization costs (net of
  accumulated amortization of
  $30,000 and $27,500, respectively)          20,000         22,500
Accrued interest receivable                  182,531        181,696
                                         -----------    -----------
Total assets                             $26,028,961    $26,160,922
                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                      $   465,245    $   436,197
  Accounts payable                            19,786         33,150
                                         -----------    -----------

Total liabilities                            485,031        469,347
                                         -----------    -----------

Shareholders' equity:
  Beneficial owner's equity-manager          (15,598)       (14,098)
  Beneficial owners' equity-
   shareholders (1,479,414
   and 1,476,222 shares
   issued and outstanding,
   respectively)                          25,643,389     25,731,175
  Treasury shares of beneficial
   interest (15,892 and 8,485 shares,
   respectively)                            (301,940)      (161,207)
  Accumulated other comprehensive
   income:
   Net unrealized gain on First
    Mortgage Bonds                           218,079        135,705
                                         -----------    -----------
Total shareholders' equity                25,543,930     25,691,575
                                         -----------    -----------

Total liabilities and shareholders'
  equity                                 $26,028,961    $26,160,922
                                         ===========    ===========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                              1998           1997
                                              ----           ----
Revenues
  Interest income:
   First Mortgage Bonds (Note 2)            $506,531       $338,002
   Tax-Exempt Securities                           0          1,274
   Marketable Securities                       9,287         72,742
                                            --------       --------
   Total revenues                            515,818        412,018
                                            --------       --------
Expenses:
  General and administrative                  12,457         29,744
  General and administrative-
   related parties (Note 3)                   13,816         24,060
  Loan servicing fees                         14,656          9,632
  Amortization of organization
   costs                                       2,500          2,500
                                            --------       --------
   Total expenses                             43,429         65,936
                                            --------       --------
   Net income                               $472,389       $346,082
                                            ========       ========

Allocation of net income
  Shareholders                              $438,243       $322,790
  Manager                                      4,427          3,261
  Special distributions to Manager
   (Note 3)                                   29,719         20,031
                                            --------       --------
  Net income                                $472,389       $346,082
                                            ========        =======

Net income per weighted
  average share-shareholders                $    .30       $    .22
                                            ========       ========

                 See Accompanying Notes to Finacial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                                    Net
                                                                                                                 Unrealized
                                                                      Beneficial     Beneficial    Treasury       Gain on
                                                                       Owners'        Owner's      Shares of        First
                                                                        Equity-       Equity-      Beneficial     Mortgage
                                                        Total       Shareholders      Manager       Interest        Bonds
                                                        -----       ------------      -------       --------        -----
Balance at January 1, 1998                           $25,691,575     $25,731,175      $(14,098)    $(161,207)      $135,705

Issuance of shares of beneficial interest                 60,646          60,646             0             0              0

Net income                                               472,389         438,243        34,146             0              0

Distributions                                           (622,321)       (586,675)      (35,646)            0              0

Net unrealized  gain on First Mortgage Bonds              82,374               0             0             0         82,374

Purchase of treasury shares of beneficial               (140,733)              0             0      (140,733)             0
 interest                                            -----------     -----------      --------     ---------       --------


Balance at March 31, 1998                            $25,543,930     $25,643,389      $(15,598)    $(301,940)      $218,079
                                                     ===========     ===========      ========     =========       ========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                              Three Months Ended
                                                    March 31,
                                              ------------------
                                              1998           1997
                                              ----           ----
Cash flows from operating activities:
  Net income                               $ 472,389      $ 346,082
                                           ---------      ---------
  Adjustments to reconcile net
   income to net cash
   provided by operating activities
   Amortization expense-
    organization costs                         2,500          2,500
   Amortization expense-loan
    origination costs                         26,889         12,042
   Amortization of REMIC premium                   0            476
  Changes in operating assets and
    liabilities:
  Increase in other assets                         0        (80,100)
  (Increase) decrease in accrued
   interest receivable                          (835)         9,741
  Increase in due to affiliates               29,048         38,862
  Decrease in accounts
   payable                                   (13,364)        (3,506)
                                           ---------      ---------
   Total adjustments                          44,238        (19,985)
                                           ---------      ---------

  Net cash provided by operating
   activities                                516,627        326,097
                                           ---------      ---------

Cash flows from investing activities:
  Sale (purchase) of marketable
   securities                               (300,000)       250,000
  Maturity of Tax-Exempt Securities                0        400,000
  Purchase of Tax-Exempt Securities                0       (400,476)
  Increase in deferred costs                 (26,614)       (20,657)
                                           ---------      ---------

  Net cash (used in) provided by
   investing activities                     (326,614)       228,867
                                           ---------      ---------

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                              1998            1997
                                              ----            ----
Cash flows from financing activities:
  Proceeds from issuance of shares
   of beneficial interest                     60,646         61,622
  Distributions to shareholders             (622,321)      (610,977)
  Purchase of treasury shares of
   beneficial interest                      (140,733)             0
                                          ----------     ----------

  Net cash used in
   financing activities                     (702,408)      (549,355)
                                          ----------     ----------


Net (decrease) increase in cash and
  cash equivalents                          (512,395)         5,609

Cash and cash equivalents at
  beginning of period                      1,081,939        836,779
                                          ----------     ----------

Cash and cash equivalents at
  end of period                           $  569,544     $  842,388
                                          ==========     ==========

                 See Accompanying Notes to Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of March 31, 1998 and December 31, 1997, a total of 1,479,414 and 1,476,222 shares have been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $29,569,831 and $29,509,185 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 18,434 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1998, 15,892 shares were redeemed for an aggregate price of $301,940.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The Trust also invests in Tax-Exempt Securities. As of March 31, 1998, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K/A-1 for the year ended December 31, 1997. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the three months ended March 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K/A-1 for the year ended December 31, 1997.

The Trust adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the quarters ended March 31, 1998 and 1997 was $554,763 and $346,082, respectively.

The Trust adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes

                         AMERICAN TAX-EXEMPT BOND TRUST
                         Notes to Financial Statements
                                 March 31, 1998
                                  (Unaudited)

standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets.

Note 2 - Investment in First Mortgage Bonds

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager. The borrower (an affiliate of Related Capital Corporation) is in default under the terms of the $8,900,000 loan agreement due to certain amounts of unpaid base interest as of March 31, 1998. However, Charter has indicated it will not exercise its rights to call the mortgage note as defined under the terms of the agreement.

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. The Highpointe Bonds enjoy payment priority over the 1986 Bonds. The Trust has been informed that, as of the date hereof, the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds.

                         AMERICAN TAX-EXEMPT BOND TRUST
                         Notes to Financial Statements
                                 March 31, 1998
                                  (Unaudited)

The Highpointe Bonds mature on June 1, 2006. The principal of the Highpointe Bonds will be payable upon maturity, sale or refinancing of the Project. The Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and principal and accrued interest on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds on June 6, 1989, and the $750,000 priority amount.

The cost basis of the First Mortgage Bonds was $24,538,807 and $24,539,082 at March 31, 1998 and December 31, 1997. The net unrealized gain of $218,079 on First Mortgage Bonds consists of gross unrealized gains and losses of $567,831 and $349,752, respectively, at March 31, 1998 and $478,634 and $342,929, respectively, as of December 31, 1997.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of March 31, 1998 and December 31, 1997 are as follows:


                                                        Accumu-                                         Debt
                       Date of    Outstand-             lated    Unrealized                            Service
                       Invest-     ing Loan   Loan      Amorti-  Gain (Loss)                           Received              Net
                      ment/Final Balance at  Origina-  zation at     at      Balance at   Balance at    by the   Less 1998 Interest
             Descrip-  Maturity     March      tion     Mar. 31,   March 31,   March       December      Trust    Amorti-   Earned
Property       tion     Date      31, 1998    Costs      1998       1998      31, 1998     31, 1997    for 1998   zation   for 1998
--------       ----   ---------   --------   -------   --------  ----------   ---------    --------   ----------- ------   --------
Reflections
Apartments     336
Casselbury,    Apt.     12/95-
Florida (A)    Units    12/25   $10,700,000  $293,914  $(66,131)  $567,831   $11,495,614  $11,400,660  $240,750   $(7,348)  $233,402

Rolling Ridge
Apartments     110
Chino Hills,   Apt.     8/96-
California(B)  Units    8/26      4,925,000   241,725   (40,288)   (15,165)    5,111,272    5,124,127   109,295    (9,585)    99,710

Lexington
Trails
Apartments     200
Houston,       Apt.     5/97-
Texas (C)      Units    5/22      4,900,000   123,886   (11,356)  (112,530)    4,900,000    4,900,000   110,250    (3,097)   107,153

Highpointe
Apartments
Harrisburg,    240
Pennsylvania   Apt.     9/97-
(D)            Units    6/06      3,250,000   237,918   (15,861)  (222,057)    3,250,000    3,250,000    73,125    (6,859)    66,266
                                -----------  -------- ---------   --------   -----------  -----------  --------  --------   --------

                                $23,775,000  $897,443 $(133,636)  $218,079   $24,756,886  $24,674,787  $533,420  $(26,889)  $506,531
                                ===========  ======== =========   ========   ===========  ===========  ========  ========   ========

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note 3 - Related Party Transactions

The Trust Agreement provides for the Manager, an affiliate of Related Capital Company, to act as the Manager of the Trust. In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) compensation in connection with the organization and start-up of the Trust and the Trust's investment in the tax-exempt First Mortgage Bonds; (ii) special distributions calculated as a percentage of total assets invested by the Trust which totaled $29,719 and $20,031 for the three months ended March 31, 1998 and 1997, respectively; the total amount accrued and unpaid as of March 31, 1998 and December 31, 1997 amounted to $106,766 and $91,906, respectively; (iii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iv) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $13,816 and $24,060 for the three months ended March 31, 1998 and 1997, respectively; the total amount accrued and unpaid as of March 31, 1998 and December 31, 1997 amounted to $309,549 and $295,733, respectively; (v) bond selection fees calculated on a percentage of the Gross Proceeds applicable to the First Mortgage Bonds; as of March 31, 1998 and December 31, 1997 $584,392 and $584,392 respectively of such costs have been incurred of which $584,392 and $584,392 have been capitalized and included in Investment in First Mortgage Bonds; and
(vi) certain other fees.

Note 4 - Subsequent Event

In May 1998, it is anticipated that distributions of approximately $585,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 1998 first quarter distribution. The distribution will be funded from cash collections of interest income through approximately the distribution date, May 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The Trust also invests in Tax-Exempt Securities. As of March 31, 1998, of the total net proceeds available for investment, 9.33% had been invested in Tax-Exempt Securities and 90.67% had been invested in First Mortgage Bonds. At March 31, 1998, the Trust has no investments in Tax-Exempt Securities.

For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial Statements.

During the three months ended March 31, 1998, cash and cash equivalents decreased approximately $512,000 due to the purchase of marketable securities ($300,000), an increase in deferred costs ($27,000), distributions to shareholders ($622,000) and purchase of treasury shares of beneficial interest in excess of proceeds from the issuance of shares of beneficial interest ($80,000) which exceeded cash provided by operating activities ($517,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $29,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 18,434 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1998, 15,892 shares have been redeemed since inception of the Redemption Plan for an aggregate price of $301,940.

The Trust originally established a reserve for working capital and contingencies in an amount equal to 1% of the Gross Proceeds of the Offering and may add to such reserves from Cash Flow and Sale or Repayment Proceeds. As of March 31, 1998, all of this reserve has been used to pay general and administrative, general and administrative-related parties and loan servicing fees. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of cash flows. The Trust may borrow funds from third parties or from the Manager or its affiliates to meet working capital requirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expense reimbursements totaling $310,000 and $296,000 at March 31, 1998 and December 31, 1997, respectively, and the payment of a portion of the special distribution totaling $107,000 and $92,000 at March 31, 1998 and December 31, 1997, respectively, to the Manager have been accrued but are unpaid.

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

Of the total distributions of $622,321 and $610,877 made for the three months ended March 31, 1998 and 1997, $149,932 ($.10 per share or 24%) and $264,895 ($.18 per share or 43%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,659,656. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. The level of future distributions will depend upon results of operations. Beginning in 1998 the Trust's distribution policy calls for quarterly distributions which more closely reflect collections.

Management expects that cash flow from operations, combined with the maturity of investments described above and continued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fees, will be sufficient to fund distributions at the current level in the near future.

Results of Operations

The results of operations for the three months ended March 31, 1998 and 1997 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $169,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $63,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses decreased approximately $17,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in costs associated with SEC filings in 1998.

General and administrative-related parties decreased approximately $10,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in expense reimbursements to affiliates of the Manager in 1998.

Loan servicing fees increased approximately $5,000 for three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Advisor is in the process of working with the Trust's service providers to prepare for the year 2000. Based on information currently available, the Trust does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

        10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

        27 Financial Data Schedule (filed herewith)

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                  By: RELATED AMI ASSOCIATES, INC.,
                      as Manager

Date:  May 13, 1998

                      By: /s/ Alan P. Hirmes
                          -----------------------
                          Alan P. Hirmes
                          Senior Vice President and
                          Principal Financial Officer

Date:  May 13, 1998

                      By: /s/ Glenn F. Hopps
                          -----------------------
                          Glenn F. Hopps
                          Treasurer and
                          Principal Accounting Officer