Form 10-Q
period 1998-06-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1998-08-05
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                          13-7033312
           --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                         10022
--------------------------------------                         -----
(Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (212)421-5333

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 Balance Sheets

                                                   June 30,        December 31,
                                                     1998              1997
                                                     ----              ----
                                                  (Unaudited)
ASSETS

Investment in First Mortgage
  Bonds - at fair value (Note 2)                 $24,733,600      $24,674,787
Cash and cash equivalents                            691,025        1,081,939
Marketable securities                                325,000          200,000
Organization costs (net of
  accumulated amortization of
  $32,500 and $27,500, respectively)                  17,500           22,500
Accrued interest receivable                          178,643          181,696
                                                 -----------      -----------

Total assets                                     $25,945,768      $26,160,922
                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                              $   528,960      $   436,197
  Accounts payable                                    17,500           33,150
                                                 -----------      -----------

Total liabilities                                    546,460          469,347
                                                 -----------      -----------

Shareholders' equity:
  Beneficial owner's equity-manager                  (17,045)         (14,098)
  Beneficial owners' equity-
   shareholders (1,482,539
   and 1,476,222 shares
   issued and outstanding,
   respectively)                                  25,559,551       25,731,175
  Treasury shares of beneficial
   interest (19,015 and 8,485 shares,
   respectively)                                    (361,277)        (161,207)
  Accumulated other comprehensive
   income:
   Net unrealized gain on First
     Mortgage Bonds                                  218,079          135,705
                                                 -----------      -----------
Total shareholders' equity                        25,399,308       25,691,575
                                                 -----------      -----------

Total liabilities and shareholders'
  equity                                         $25,945,768      $26,160,922
                                                 ===========      ===========


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                              Statements of Income
                                  (Unaudited)


                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
                                      --------                --------
                                  1998        1997          1998          1997
                               ---------------------     -----------------------

Revenues
  Interest income:
   First Mortgage
     Bonds (Note 2)            $514,023     $406,179     $1,020,554     $744,181
   Tax-Exempt
     Securities                       0        2,003              0        3,277
   Marketable
     Securities                   8,430       58,972         17,717      131,714
                               --------     --------     ----------     --------
   Total revenues               522,453      467,154      1,038,271      879,172
                               --------     --------     ----------     --------
Expenses:
  General and
   administrative                10,193        7,397         22,650       37,141
  General and
   administrative-
   related parties
   (Note 3)                      19,000       42,748         32,816       66,808
  Loan servicing
   fees                          14,818       11,585         29,474       21,217
  Amortization of
   organization
   costs                          2,500        2,500          5,000        5,000
                               --------     --------     ----------     --------
   Total expenses                46,511       64,230         89,940      130,166
                               --------     --------     ----------     --------
   Net income                  $475,942     $402,924     $  948,331     $749,006
                               ========     ========     ==========     ========

Allocation of net
  income
  Shareholders                  441,761      379,559        880,004      702,349
  Manager                         4,462        3,833          8,889        7,094
  Special distributions
   to Manager
   (Note 3)                      29,719       19,532         59,438       39,563
                               --------     --------     ----------     --------
  Net income                   $475,942     $402,924     $  948,331     $749,006
                               ========     ========     ==========     ========

Net income per
  weighted average share-
  shareholders                 $    .30     $    .26     $      .60     $    .48
                               ========     ========     ==========     ========


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                                    Net
                                                                                                                 Unrealized
                                                                      Beneficial    Beneficial     Treasury        Gain on
                                                                       Owners'       Owner's       Shares of        First
                                                                        Equity-       Equity-      Beneficial      Mortgage
                                                           Total     Shareholders     Manager       Interest         Bonds
                                                           -----     ------------     -------       --------         -----
Balance at January 1, 1998                             $ 25,691,575  $ 25,731,175    $(14,098)      $(161,207)     $135,705

Issuance of shares of beneficial interest                   120,030       120,030           0               0             0

Net income                                                  948,331       880,004      68,327*              0             0

Distributions                                            (1,242,932)   (1,171,658)    (71,274)              0             0

Net unrealized  gain on First Mortgage Bonds                 82,374             0           0               0        82,374

Purchase of treasury shares of beneficial interest         (200,070)            0           0        (200,070)            0
                                                       ------------  ------------    --------       ---------      --------

Balance at June 30, 1998                               $ 25,399,308  $ 25,559,551    $(17,045)      $(361,277)     $218,079
                                                       ============  ============    ========       =========      ========


*Includes special distributions of $59,438 to the Manager.
See Accompanying Notes to Financial Statements.

                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                         Six months Ended
                                                             June 30,
                                                         ----------------
                                                       1998              1997
                                                       ----              ----
Cash flows from operating activities:
  Net income                                       $   948,331      $   749,006
                                                   -----------      -----------
  Adjustments to reconcile net
   income to net cash
   provided by operating activities
   Amortization expense-
     organization costs                                  5,000            5,000
   Amortization expense-loan
     origination costs                                  50,175           25,947
   Amortization of REMIC premium                             0              476
  Changes in operating assets and liabilities:
  Decrease (increase) in accrued
   interest receivable                                   3,053          (22,880)
  Increase in due to affiliates                         92,763           93,403
  Decrease in accounts
   payable                                             (15,650)         (12,755)
                                                   -----------      -----------
   Total adjustments                                   135,341           89,191
                                                   -----------      -----------
  Net cash provided by operating
   activities                                        1,083,672          838,197
                                                   -----------      -----------
Cash flows from investing activities:
  (Purchase) sale of marketable
   securities                                         (125,000)       4,600,000
  Maturity of Tax-Exempt Securities                          0        1,900,000
  Purchase of Tax-Exempt Securities                          0       (1,900,476)
  Purchase of First Mortgage Bond                            0       (4,900,000)
  Increase in deferred costs                           (26,614)         (14,657)
                                                   -----------      -----------
  Net cash used in investing activities               (151,614)        (315,133)
                                                   -----------      -----------

                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                       Six months Ended
                                                           June 30,
                                                       ----------------
                                                     1998              1997
                                                     ----              ----
Cash flows from financing activities:
  Proceeds from issuance of shares
   of beneficial interest                            120,030            122,287
  Distributions to shareholders                   (1,242,932)        (1,222,708)
  Purchase of treasury shares of
   beneficial interest                              (200,070)           (80,457)
                                                 -----------        -----------
  Net cash used in
   financing activities                           (1,322,972)        (1,180,878)
                                                 -----------        -----------
Net decrease in cash and
  cash equivalents                                  (390,914)          (657,814)
Cash and cash equivalents at
  beginning of period                              1,081,939            836,779
                                                 -----------        -----------
Cash and cash equivalents at
  end of period                                  $   691,025        $   178,965
                                                 ===========        ===========
Supplemental schedule of noncash
  investing activities:
   Decrease in deferred costs                    $         0        $   111,759
   Increase in investment in
     First Mortgage Bond                                   0           (111,759)
                                                 -----------        -----------

                                                 $         0        $         0
                                                 ===========        ===========

                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a Delaware business trust for the primary purpose of investing in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and secured by first mortgage loans on multifamily residential apartment and retirement community projects. Related AMI Associates, Inc. is the Manager ("Manager") of the Trust.

As of June 30, 1998 and December 31, 1997, a total of 1,482,539 and 1,476,222 shares have been sold to the public through the Offering and the Trust's dividend reinvestment plan (the "Reinvestment Plan"). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 21,559 shares were sold through the Reinvestment Plan. Pursuant to the Redemption Plan as of June 30, 1998, 19,015 shares were redeemed for an aggregate price of $361,277.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The Trust also invested in Tax-Exempt Securities.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K/A-1 for the year ended December 31, 1997. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and its

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the six months ended June 30, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K/A-1 for the year ended December 31, 1997.

The Trust adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was $475,942 and $402,924 and $1,030,705 and $749,006,
respectively.

The Trust adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Trust operates in one segment, Investment in First Mortgage Bonds.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage and mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and pari passu after a $750,000 priority at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager and Related Capital Company. The Borrower is in default under the terms of the $8,900,000 loan agreement due to certain amounts of unpaid base interest as of June 30, 1998. However, Charter has indicated it will not exercise its rights to call the mortgage note as defined under the terms of the agreement.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The cost basis of the First Mortgage Bonds was $24,515,521 and $24,539,082 at June 30, 1998 and December 31, 1997. The net unrealized gain of $218,079 on First Mortgage Bonds consists of gross unrealized gains and losses of $567,831 and $349,752, respectively, at June 30, 1998 and $478,634 and $342,929, respectively, as of December 31, 1997.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of June 30, 1998 and December 31, 1997 are as follows:


                                Date of      Outstanding
                               Investment/      Loan       Loan      Accumulated     Unrealized
                                 Final        Balance at  Origina-   Amortization   Gain (Loss)    Balance at
                   Descrip-     Maturity      June 30,     tion       at June 30,     at June 30,    June 31,
   Property         tion          Date          1998       Costs        1998            1998          1998
   --------         ----      ---------      --------    --------    ---------      -----------  --------------

   Reflections
   Apartments        336
   Casselbury,       Apt.        12/95-
   Florida (A)       Units       12/25      $10,700,000   $293,914     $ (73,479)    $ 567,831      $11,488,266
   Rolling Ridge
   Apartments        110
   Chino Hills,      Apt.        8/96-
   California(B)     Units       8/26         4,925,000    241,725       (46,331)      (15,165)       5,105,229
   Lexington
   Trails
   Apartments        200
   Houston,          Apt.        5/97-
   Texas (C)         Units       5/22         4,900,000    123,886       (14,453)     (112,530)       4,896,903
   Highpointe
   Apartments
   Harrisburg,       240
   Pennsylvania      Apt.        9/97-
   (D)               Units       6/06         3,250,000    237,918       (22,659)     (222,057)       3,243,202
                                            -----------   --------     ---------     ---------      -----------

                                            $23,775,000   $897,443     $(156,922)    $ 218,079      $24,733,600
                                            ===========   ========     =========     =========      ===========
                                    Debt
                                   Service
                                  Received                      Net
                 Balance at        by the        Less 1998    Interest
                  December          Trust         Amorti-      Earned
                  31, 1997         for 1998       zation      for 1998
                 -----------     -----------      ------      -------

 Reflections
 Apartments
 Casselbury,
 Florida (A)      $11,400,660     $  484,175     $(14,696)    $  469,479
 Rolling Rid
 Apartments
 Chino Hills
 California(B)      5,124,127        219,804      (15,628)       204,176
 Lexington
 Trails
 Apartments
 Houston,
 Texas (C)          4,900,000        220,500       (6,194)       214,306
 Highpointe
 Apartments
 Harrisburg,
 Pennsylvania
 (D)                3,250,000        146,250      (13,657)       132,593
                  -----------     ----------     --------     ----------
                  $24,674,787     $1,070,729     $(50,175)    $1,020,554
                  ===========     ==========     ========     ==========


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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 June 30, 1998
                                  (Unaudited)

Note 3 - Related Party Transactions

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust which totaled $29,719 and $19,532 for the three months ended June 30, 1998 and 1997 and $59,438 and $39,563 for the six months ended June 30, 1998 and 1997, respectively; the total amount accrued and unpaid as of June 30, 1998 and December 31, 1997 amounted to $136,485 and $91,906, respectively; (ii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust which totaled $19,000 and $42,748 for the three months ended June 30, 1998 and 1997 and $32,816 and $66,808 for the six months ended June 30, 1998 and 1997, respectively; the total amount accrued and unpaid as of June 30, 1998 and December 31, 1997 amounted to $328,549 and $295,733, respectively.

Note 4 - Subsequent Event

In August 1998, it is anticipated that distributions of approximately $585,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 1998 second quarter distribution. The distribution will be funded from cash collections of interest income through approximately the distribution date, August 14, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time. The Trust also invested in Tax-Exempt Securities.

For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial Statements.

During the six months ended June 30, 1998, cash and cash equivalents decreased approximately $391,000 due to the purchase of marketable securities ($125,000), an increase in deferred costs ($27,000), distributions to shareholders ($1,243,000) and the purchase of treasury shares of beneficial interest in excess of proceeds from the issuance of shares of beneficial interest ($80,000) which exceeded cash provided by operating activities ($1,084,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $55,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 21,559 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1998, 19,015 shares have been redeemed since inception of the Redemption Plan for an aggregate price of $361,277.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expense reimbursements totaling approximately $329,000 and $296,000 at June 30, 1998 and December 31, 1997, respectively, and the payment of a portion of the special distribution totaling $136,000 and $92,000 at June 30, 1998 and December 31, 1997, respectively, to the Manager have been accrued and are unpaid. Without the Manager's continued accrual without payment of the aforementioned expense reimbursements and fees the Trust will not be in a position to meet its obligations. The Trust has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Distribution Policy

The Trust adopted a policy of attempting to maintain stable distributions during the offering period and acquisition stage. In order to accomplish this result, a portion of the Net Proceeds were invested in Tax-Exempt Securities which matured during this period. A portion of the proceeds from such repayments were distributed to the shareholders. The effect of this policy has been the following: (a) a portion of the distributions have constituted a return of capital; (b) earlier investors' returns from an investment in the Trust will be greater than later investors' returns; and (c) there was a decrease in funds available to be invested in Mortgage Investments.

Of the total distributions of $1,242,932 and $1,222,708 made for the six months ended June 30, 1998 and 1997, $294,601 ($.20 per share or 24%) and $473,702
($.32 per share or 39%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,804,325. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. The level of future distributions will depend upon results of operations. Beginning in 1998 the Trust's distribution policy calls for quarterly distributions which more closely reflect collections. Withstanding the foregoing the Trust may continue to accrue expenses and fees paid to the Manager.

Management expects that cash flow from operations and continued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fees, will be sufficient to fund distributions at the current level in the near future.

Results of Operations

The results of operations for the three and six months ended June 30, 1998 and 1997 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $108,000 and $276,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $51,000 and $114,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses decreased approximately $14,000 for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in costs associated with SEC filings in 1998.

General and administrative-related parties decreased approximately $24,000 and $34,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in expense reimbursements to affiliates of the Manager in 1998.

Loan servicing fees increased approximately $3,000 and $8,000 for three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Accounting Standards Issued but not yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Trust.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Manager is in the process of working with the Trust's service providers to prepare for the year 2000. Based on information currently available, the Trust does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable for year 1998.

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

         10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

         27        Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                             By:  RELATED AMI ASSOCIATES, INC.,
                                  as Manager

Date:  August 3, 1998

                            By:  /s/ Alan P. Hirmes
                                 ---------------------------
                                 Alan P. Hirmes
                                 Senior Vice President and
                                 Principal Financial Officer

Date:  August 3, 1998

                            By:  /s/ Glenn F. Hopps
                                 ---------------------------
                                 Glenn F. Hopps
                                 Treasurer and
                                 Principal Accounting Officer