Form 10-Q
period 1998-09-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1998-11-13
CIK 916824

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


[ ] For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-28340

                         AMERICAN TAX-EXEMPT BOND TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 Balance Sheets

                                          September 30,     December 31,
                                              1998              1997
                                          -----------       ------------
                                          (Unaudited)
ASSETS
Investment in First Mortgage
  Bonds - at fair value (Note 2)          $ 26,844,814      $ 24,674,787
Cash and cash equivalents                      568,819         1,081,939
Marketable securities                          400,000           200,000
Organization costs (net of
  accumulated amortization of
  $35,000 and $27,500, respectively)            15,000            22,500
Accrued interest receivable                    177,807           181,696
                                          ------------      ------------

Total assets                              $ 28,006,440      $ 26,160,922
                                          ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                       $    606,531      $    436,197
  Accounts payable                              23,250            33,150
                                          ------------      ------------

Total liabilities                              629,781           469,347
                                          ------------      ------------

Shareholders' equity:
  Beneficial owner's equity-manager            (18,615)          (14,098)
  Beneficial owners' equity-
   shareholders (1,485,587
   and 1,476,222 shares
   issued and outstanding,
   respectively)                            25,461,941        25,731,175
  Treasury shares of beneficial
   interest (22,066 and 8,485 shares,
   respectively)                              (419,246)         (161,207)
  Accumulated other comprehensive
   income:
   Net unrealized gain on First
     Mortgage Bonds                          2,352,579           135,705
                                          ------------      ------------
Total shareholders' equity                  27,376,659        25,691,575
                                          ------------      ------------
Total liabilities and shareholders'
  equity                                  $ 28,006,440      $ 26,160,922
                                          ============      ============

                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                              Statements of Income
                                   (Unaudited)


                             Three Months Ended             Nine Months Ended
                           ----------------------     --------------------------
                                September 30,                September 30,
                              1998         1997          1998            1997
                            --------     --------     ----------     -----------
Revenues
  Interest income:
   First Mortgage
     Bonds (Note 2)         $531,489     $471,881     $1,552,043     $1,216,062
   Tax-Exempt
     Securities                    0            0              0          3,277
   Marketable
     Securities                7,064       30,530         24,781        162,244
                            --------     --------     ----------     ----------
   Total revenues            538,553      502,411      1,576,824      1,381,583
                            --------     --------     ----------     ----------
Expenses:
  General and
   administrative             25,192       26,638         47,842         63,779
  General and
   administrative-
   related parties
   (Note 3)                   32,349        8,207         65,165         75,015
  Loan servicing
   fees                       14,982       13,556         44,456         34,773
  Amortization of
   organization
   costs                       2,500        2,500          7,500          7,500
                            --------     --------     ----------     ----------
   Total expenses             75,023       50,901        164,963        181,067
                            --------     --------     ----------     ----------
   Net income               $463,530     $451,510     $1,411,861     $1,200,516
                            ========     ========     ==========     ==========

Allocation of net
  income
  Shareholders               429,474      421,595      1,309,478      1,123,944
  Manager                      4,338        4,259         13,227         11,353
  Special distributions
   to Manager
   (Note 3)                   29,718       25,656         89,156         65,219
                            --------     --------     ----------     ----------
  Net income                $463,530     $451,510     $1,411,861     $1,200,516
                            ========     ========     ==========     ==========
Basic income per
  weighted average
  -shareholders             $    .29     $    .29     $      .89     $      .77
                            ========     ========     ==========     ==========


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                                              Net
                                                                                                                          Unrealized
                                                                           Beneficial      Beneficial      Treasury        Gain on
                                                                             Owners'         Owner's       Shares of         First
                                                                             Equity-         Equity-       Beneficial       Mortgage
                                                           Total         Shareholders        Manager        Interest         Bonds
                                                       ------------      ------------      ----------      ----------     ----------
Balance at January 1, 1998                             $ 25,691,575      $ 25,731,175      $ (14,098)      $(161,207)     $  135,705

Issuance of shares of beneficial interest                   177,939           177,939              0               0               0

Net income                                                1,411,861         1,309,478        102,383*              0               0

Distributions                                            (1,863,551)       (1,756,651)      (106,900)              0               0

Net unrealized  gain on First Mortgage Bonds              2,216,874                 0              0               0       2,216,874

Purchase of treasury shares of beneficial interest         (258,039)                0              0        (258,039)              0
                                                       ------------      ------------      ---------       ---------      ----------

Balance at September 30, 1998                          $ 27,376,659      $ 25,461,941      $ (18,615)      $(419,246)     $2,352,579
                                                       ============      ============      =========       =========      ==========

*Includes special distributions of $89,156 to the Manager.


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -----------      ------------
Cash flows from operating activities:
  Net income                                       $ 1,411,861      $ 1,200,516
                                                   -----------      -----------
  Adjustments to reconcile net
   income to net cash
   provided by operating activities
   Amortization expense-
     organization costs                                  7,500            7,500
   Amortization expense-loan
     origination costs                                  73,461           48,054
   Amortization of REMIC premium                             0              476
  Changes in operating assets and liabilities:
  Decrease (increase) in accrued
   interest receivable                                   3,889          (46,318)
  Increase in due to affiliates                        170,334          119,238
  (Decrease) increase in accounts
   payable                                              (9,900)           4,087
                                                   -----------      -----------
   Total adjustments                                   245,284          133,037
                                                   -----------      -----------
  Net cash provided by operating
   activities                                        1,657,145        1,333,553
                                                   -----------      -----------
Cash flows from investing activities:
  (Purchase) sale of marketable securities            (200,000)       8,500,000
  Maturity of Tax-Exempt Securities                          0        1,900,000
  Purchase of Tax-Exempt Securities                          0       (1,900,476)
  Purchase of First Mortgage Bond                            0       (8,150,000)
  Increase in deferred costs                           (26,614)         (86,835)
                                                   -----------      -----------
  Net cash (used in) provided by
   investing activities                               (226,614)         262,689
                                                   -----------      -----------


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      1998              1997
                                                  ----------        ------------
Cash flows from financing activities:
  Proceeds from issuance of shares
   of beneficial interest                             177,939          181,498
  Distributions to shareholders                    (1,863,551)      (1,840,149)
  Purchase of treasury shares of
   beneficial interest                               (258,039)        (127,957)
                                                  -----------      -----------
  Net cash used in
   financing activities                            (1,943,651)      (1,786,608)
                                                  -----------      -----------

Net decrease in cash and
  cash equivalents                                   (513,120)        (190,366)
Cash and cash equivalents at
  beginning of period                               1,081,939          836,779
                                                  -----------      -----------
Cash and cash equivalents at
  end of period                                   $   568,819      $   646,413
                                                  ===========      ===========

Supplemental schedule of noncash investing activities:
   Decrease in deferred costs                     $         0      $   387,141
   Increase in investment in
     First Mortgage Bond                                    0         (387,141)
                                                  -----------      -----------

                                                  $         0      $         0
                                                  ===========      ===========


                 See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of September 30, 1998, the backlog of shares to be redeemed is 28,648.

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

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K/A-1 for the year ended December 31, 1997. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the nine months ended September 30, 1998 may not be indicative of the results for the year.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K/A-1 for the year ended December 31, 1997.

The Trust adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 was $2,598,030 and $451,510 and $3,628,735 and $1,200,516,
respectively.

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

Note 2 - Investment in First Mortgage Bonds

Highpointe Apartments

On September 2, 1997, the Trust purchased Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Highpointe Club Apartments Project) Series 1989 (as

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

hereinafter referred to as the "Highpointe Bonds") in an aggregate principal amount of $3,250,000. The Highpointe Bonds are secured by a first Mortgage loan on Highpointe Apartments (the "Project" or "Highpointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and a pari passu security interest with a $750,000 priority payment of principal at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager. The 1986 Bonds carry an 8.5% annual base interest rate, however payments are being accepted on a cash flow basis at a 5.4% annual rate. The difference between the pay rate and the base rate is accrued and is payable from first available cash flow or sale/refinancing proceeds. While the Borrower is in technical default under the terms of the loan agreement as the loan documents do not call for cash flow mortgage payments on the 1986 Bonds, Charter has indicated it will not exercise its rights and remedies as defined under the terms of the 1986 Bonds and mortgage documents.

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. As of the date hereof the Borrower is current with respect to all payments of principal and interest on the Highpointe Bonds. The Highpointe Bonds mature on June 1, 2006. Upon maturity, sale or refinancing of the Project, the Highpointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and the principal on the 1986 Bonds will be paid pari passu, that is by a pro rata progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds prior to June 6, 1989.

The cost basis of the First Mortgage Bonds was $24,492,235 and $24,539,082 at September 30, 1998 and December 31, 1997. The net unrealized gain of $2,352,579 on First Mortgage Bonds consists of gross unrealized gains and losses of $2,371,167 and $18,588, respectively, at September 30, 1998 and $478,634 and
$342,929, respectively, as of December 31, 1997.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of September 30, 1998 and December 31, 1997 are as follows:

                                                                         Accumu-
                               Date of      Outstand-                    lated
                               Invest-       ing Loan       Loan         Amorti-     Unrealized
                              ment/Final    Balance at     Origina-     zation at    Gain (Loss)
                   Descrip-    Maturity      September      tion        Sept. 30,    at Sept. 30,
 Property           tion        Date         30, 1998       Costs          1998          1998
 --------          --------   ---------    -----------    ---------     ----------   -----------
Reflections
Apartments           336
Casselbury,          Apt.      12/95-
Florida (A)          Units     12/25       $10,700,000     $293,914     $ (80,827)     $ 1,769,950
Rolling Ridge
Apartments           110
Chino Hills,         Apt.      8/96-
California(B)        Units     8/26          4,925,000      241,725       (52,374)         392,049
Lexington Trails
Apartments           200
Houston,             Apt.      5/97-
Texas (C)            Units     5/22          4,900,000      123,886       (17,551)         209,168
Highpointe
Apartments
Harrisburg,          240
Pennsylvania         Apt.      9/97-
(D)                  Units     6/06          3,250,000      237,918       (29,456)         (18,588)
                                           -----------     --------     ---------      -----------
                                           $23,775,000     $897,443     $(180,208)     $ 2,352,579
                                           ===========     ========     =========      ===========

                                                        Debt
                                                       Service
                                                      Received                             Net
                     Balance at      Balance at        by the          Less 1998         Interest
                      September       December          Trust           Amorti-           Earned
 Property              30, 1998       31, 1997        for 1998           zation          for 1998
 --------            -----------     -----------     -----------      ------------     -----------
Reflections
Apartments
Casselbury,
Florida (A)          $12,683,037     $11,400,660      $  743,852       $(22,044)       $  721,808
Rolling Ridge
Apartments
Chino Hills,
California(B)          5,506,400       5,124,127         331,527        (21,671)          309,856
Lexington Trails
Apartments
Houston,
Texas (C)              5,215,503       4,900,000         330,750         (9,292)          321,458
Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                    3,439,874       3,250,000         219,375        (20,454)          198,921
                     -----------     -----------      ----------       --------        ----------
                     $26,844,814     $24,674,787      $1,625,504       $(73,461)       $1,552,043
                     ===========     ===========      ==========       ========        ==========


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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended September 30, 1998 and 1997 were as follows:


                         Three Months Ended       Nine Months Ended
                           September 30,             September 30,
                         1998       1997           1998        1997
                       ---------------------    ---------------------
Special distribu-
  tions (i)            $29,718     $ 25,656     $ 89,156     $ 65,219
Expense reimburse-
  ments (iii)           32,349        8,207       65,165       75,015
                       -------     --------     --------     --------
                       $62,067     $ 33,863     $154,321     $140,234
                       =======     ========     ========     ========


In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust; the total amount accrued and unpaid as of September 30, 1998 and December 31, 1997 amounted to $166,203 and $91,906, respectively; (ii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of September 30, 1998 and December 31, 1997 amounted to $360,899 and $295,733, respectively.

Note 4 - Subsequent Event

In November 1998, it is anticipated that distributions of approximately $585,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 1998 third quarter distribution. The distribution will be funded from cash collections of interest income through approximately the distribution date, November 13, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and has the right to cause repayment of the bonds at that time. The Trust also invested in Tax-Exempt Securities.

During the quarter ended September 30, 1998, the Trust recorded an unrealized gain on First Mortgage Bonds of $2,134,500. The unrealized gain is a result of declining mortgage interest rates and a related increase in the Trust's bond values, due to their higher interest rates and prepayment locks. For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial Statements.

During the nine months ended September 30, 1998, cash and cash equivalents decreased approximately $513,000 due to the purchase of marketable securities (200,000), an increase in deferred costs ($27,000), distributions to shareholders ($1,864,000) and the purchase of treasury shares of beneficial interest in excess of proceeds from the issuance of shares of beneficial interest ($80,000) which exceeded cash provided by operating activities ($1,657,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $81,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of September 30, 1998, the backlog of shares to be redeemed is 28,648.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable future. However, certain expense reimbursements totaling approximately $361,000 and $296,000 at September 30, 1998 and

December 31, 1997, respectively, and the payment of a portion of the special distribution totaling $166,000 and $92,000 at September 30, 1998 and December 31, 1997, respectively, to the Manager have been accrued and are unpaid. Without the Manager's continued accrual without payment of the aforementioned expense reimbursements and fees the Trust will not be in a position to meet its obligations. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the foreseeable future.

Distribution Policy

The Trust has completed the offering and acquisition stage and therefore, the Manager has reviewed and changed the distribution policy. The level of future distributions will depend upon results of operations. Beginning in 1998 the Trust's distribution policy calls for quarterly distributions which more closely reflect collections. Notwithstanding the foregoing, the Trust may continue to accrue expenses and fees paid to the Manager.

Of the total distributions of $1,863,551 and $1,840,149 made for the nine months ended September 30, 1998 and 1997, $451,960 ($.30 per share or 24%) and $639,633
($.43 per share or 35%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $1,961,684. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations and continued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fees, will be sufficient to fund distributions at the current level in the near future.

Results of Operations

The results of operations for the three and nine months ended September 30, 1998 and 1997 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $60,000 and $336,000 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $23,000 and $137,000 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses decreased approximately $16,000 for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in costs associated with SEC filings in 1998.

General and administrative-related parties increased and (decreased) approximately $24,000 and ($10,000) for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increase for the three months is primarily due to higher expense reimbursements to affiliates of the Manager . The decrease for the nine months is primarily due to a decrease in such expense reimbursements in 1998.

Loan servicing fees increased approximately $1,000 and $10,000 for three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

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

Year 2000 Compliance

The Trust utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the Manager has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Trust. In regard to third parties, the Trust's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Trust's Manager plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable for year ended December 31, 1998.

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

         10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

         27     Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                     By:  RELATED AMI ASSOCIATES, INC.,
                          as Manager

Date: November 13, 1998

                          By: /s/ Alan P. Hirmes
                              ----------------------------------------
                                  Alan P. Hirmes
                                  Senior Vice President and
                                  Principal Financial Officer

Date: November 13, 1998

                          By: /s/ Glenn F. Hopps
                              ----------------------------------------
                                  Glenn F. Hopps
                                  Treasurer and
                                  Principal Accounting Officer