Form 10-K
period 1998-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1999-03-30
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

	Registrant's prospectus dated November 1, 1994, as filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 29
Page 1 of 72

PART I

Item 1.  Business.

General

American Tax-Exempt Bond Trust (the "Trust") was formed on December
23, 1993 as a Delaware business trust for the primary purpose of investing in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and secured by first mortgage loans on multifamily residential apartment and retirement community projects. The Manager to the Trust is Related AMI Associates,
Inc., a Delaware corporation ("Related AMI" or the "Manager"). The Man-ager manages the day to day affairs of the Trust pursuant to the Second Amended and Restated Business Trust Agreement (the "Trust Agreement"), dated as of September 27, 1994, among Related AMI, as grantor, Related
AMI, as Manager, Wilmington Trust Company, a Delaware banking corpo-ration, as trustee, and the other persons referred to herein to be holders of beneficial interests in the Trust. See Item 10, Directors and Executive Offi-cers of the Registrant, below.

On November 1, 1994, the Trust commenced a public offering (the "Offer-ing") of its shares of beneficial interest, managed by Related Equities Corpo-ration (the "Dealer Manager"), pursuant to a prospectus dated November 1, 1994. The Offering terminated as of October 15, 1996. As of December 31, 1998, a total of 1,460,980 shares have been sold through the Offering and 27,681 through the dividend reinvestment plan (the "Reinvestment Plan")
(2,541 of which were not restricted for use in connection with the Redemp-tion Plan and are included in Gross Proceeds), representing Gross Proceeds (the "Gross Proceeds") of $29,745,535 (before volume discounts of $4,244).
Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Re-demption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

The Trust's principal investment objectives are to: (i) preserve and protect the Trust's invested capital; (ii) provide quarterly distributions that are ex-empt from Federal income taxation; and (iii) provide additional distribu-tions in connection with First Mortgage Bond investments from contingent interest payments exempt from Federal income taxation. There can be no assurance that such objectives will be achieved.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans fi-nanced by such bonds (collectively, "Mortgage Loans") on multifamily resi-dential apartment projects owned or to be developed by third-party devel-opers and, to a lesser extent, by Affiliates of the Manager. The First Mort-gage Bonds have maturities ranging from June 2006 to August 2026, al-though the Trust anticipates holding the First Mortgage Bonds for approxi-mately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002). The Trust is also permitted to invest in other tax exempt securities which have shorter maturities then First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the
Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

First Mortgage Bonds
As of December 31, 1998, the Trust has made the following investments in
First Mortgage Bonds:
                  Original
                  Date of                        Bond
                  Invest-                        Amount and   Occu-
                  ment/                          Outstanding  pancy
                  Final     Balance at  Base     Participa-   at
         Descrip  Maturity  December    Interest tion in      March
Property -tion    Date      31, 1998    Rate     Cash Flow    7, 1999
Reflections
Apartments     336 Apt.    12/95 -
Casselbury, FL    Units    12/25    $10,700,000    9%    25%    95%

Rolling Ridge
Apartments     110 Apt.    8/96 -
Chino Hills, CA    Units    8/26    4,925,000    9%    30%    95%

Lexington Trails
Apartments    200 Apt.    5/97 -
Houston, TX    Units    5/22    4,900,000    9%    N/A    93%

Highpointe
Apartments    240 Apt.    9/97 -
Harrisburg, PA    Units    6/06     3,250,000    9%    N/A    92%

                                   23,775,000

Highpointe Apartments
The Multifamily Housing Revenue Bonds (Highpointe Club Apartments
Project) Series 1989 (as hereinafter referred to as the "Highpointe Bonds") have a first claim of cash flow for payment of interest and a pari passu secu-rity interest with a $750,000 priority payment of principal at sale, refinance or maturity with $8,900,000 Redevelopment Authority of the County of Dauphin, Multifamily Housing Revenue Bonds (Green Hill Project), Series
1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Charter") whose manager is an affiliate of the Manager. Highpointe is owned and operated by RHA INV., Inc. (the "Borrower") an affiliate of the Manager. The 1986 Bonds carry an 8.5% an-nual base interest rate, however payments are being accepted on a cash flow basis at a 5.4% annual rate through December 31, 1998. In 1999 the pay-ments will be accepted on a cash flow basis at a 4.7% annual rate. The dif-ference between the pay rate and the bank rate is accruing and is payable from first available cash flow or sale/refinancing proceeds. While the Bor-rower is in technical default under the terms of the loan agreement as the loan documents do not call for cash flow mortgage payments on the 1986
Bonds, Charter has indicated it will not exercise its rights and remedies as defined under the terms of the 1986 Bonds and mortgage documents. Upon maturity, sale or refinancing of the Project, the Highpointe Bonds will re-ceive a $750,000 priority payment of principal prior to any payment of prin-cipal on the 1986 Bonds. Remaining principal on the Highpointe Bonds and the principal on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and unpaid on the 1986 Bonds prior to June 6, 1989.

Competition
The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and ultimately, princi-pal payments, and participation in cash flow may be subject to competition relating to rental rates and amenities from comparable neighboring proper-ties.

Employees
The Trust does not directly employ anyone. All services are performed for the Trust by the Manager and its Affiliates. The Manager receives compen-sation in connection with such activities as set forth in Items 11 and 13. In addition, the Trust reimburses the Manager and certain of its Affiliates for expenses incurred in connection with the performance by their employees of services for the Trust in accordance with the Trust Agreement.

Item 2.  Properties.

The Trust does not own or lease any property.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Shareholders.

None.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters.

As of December 31, 1998, a total of 1,488,661 shares have been sold to the public, either through the Offering or the Trust's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $29,745,535 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has suffi-cient net proceeds from the sale of shares under the Reinvestment Plan. As of December 31, 1998, 27,681 shares have been sold through the Reinvest-ment Plan (2,541 of which were not restricted for use in connection with the Redemption Plan and are included in Gross Proceeds), the proceeds of which ("Reinvestment Proceeds") are restricted for use in connection with the Redemption Plan and are not included in Gross Proceeds. As of Decem-ber 31, 1998, 25,140 shares were redeemed.

The number of shareholders as of March 4, 1999 was 1,189. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may therefore not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offer-ing price. Consequently, the purchase of shares should be considered only as a long-term investment.

Reinvestment Plan
The Reinvestment Plan enables shareholders to have their distributions from the Trust invested in shares of the Trust, or fractions thereof. The Reinvest-ment Plan commenced on November 1, 1994, the date the Trust commenced the Offering. Shares received pursuant to the Reinvestment Plan entitle participants to the same rights and treatment as those issued pursuant to the Offering.

During the offering period, the price per share offered pursuant to the Rein-vestment Plan was $20. From October 15, 1996, (the termination of the of-fering period) until October 15, 1999, (the third anniversary of the final closing date), the price per share offered pursuant to the Reinvestment Plan will equal $19. Thereafter, the price per share offered pursuant to the Rein-vestment Plan will be the greater of $20 (the public offering price) or 95% of the then fair market value of such share (as determined by the Manager).

The Reinvestment Plan gives the Manager broad powers to modify, consoli-date or cancel the Trust's Reinvestment Plan upon notice, but without con-sent, of shareholders.

Redemption Plan
The Trust's Redemption Plan became effective October 15, 1996. Under the Redemption Plan any shareholder, including the Manager or any of its Af-filiates, who acquired or received shares directly from the Trust or the Rein-vestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Trust for redemption (the "Redemption Plan"). The Trust is required to redeem such Eligible Shares presented for redemption for cash to the extent it has suffi-cient net Reinvestment Proceeds from the sale of shares under the Rein-vestment Plan. There is no assurance that there will be Reinvestment Pro-ceeds available for redemption and, accordingly, no assurance that the Trust will be able to redeem an investor's shares. The full amount of Reinvest-ment Proceeds for any quarter will be used to redeem Eligible Shares pre-sented for redemption for such quarter. If the full amount of Reinvestment Proceeds available for redemption for any given quarter is insufficient to make all the requested redemptions, the Trust will redeem the Eligible
Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

Upon presentation of Eligible Shares to the Trust for redemption, the re-demption price will be $19 per Eligible Share. The Manager, in its sole dis-cretion, may determine that it is appropriate to pay a higher price than de-scribed above. The redemption price of $19 shall be reduced by that portion of the Distributions received with respect to such Share which represents a principal payment or other return of capital.

A Shareholder may present less than all his or her Eligible Shares to the Trust for redemption, provided, however that (i) he or she must always pre-sent at least the lesser of all of his or her Eligible Shares or 125 Eligible Shares for redemption, and (ii) if he or she would retain any Eligible Shares were the Shares presented to be redeemed, he or she must retain at least 125 Eligible Shares.

The Manager may suspend or terminate the redemption of Eligible Shares upon notice to, but without the consent of, the Shareholders. Therefore, Shareholders should consider an investment in the Trust as a long-term in-vestment.

Distribution Information

Cash distributions to shareholders for the years ended December 31, 1998 and 1997 were as set forth in the following table:
                                                 Total Amount
Cash Distribution               Per Share        Distributed to
for Quarter Ended  Date Paid    Distribution     Shareholders
March 31, 1998    5/15/98    $   .4000    $  584,983
June 30, 1998    8/14/98    .4000    584,993
September 30, 1998    11/14/98    .4000    585,002
December 31, 1998    2/14/99      .4000       584,999

Total for 1998                    $1.6000    $2,339,977

March 31, 1997    5/15/97    $   .4000    $     586,276
June 30, 1997    8/14/97    .4000    585,867
September 30, 1997    11/14/97    .4000    586,120
December 31, 1997    2/14/98      .4000       586,675

Total for 1997                    $1.6000    $2,344,938

Quarterly distributions were made 45 days following the close of the calen-dar quarter and were funded from cash provided from earnings through approximately the distribution dates and proceeds from the maturity of in-vestments.

There are no material legal restrictions on the Trust's present or future abil-ity to make distributions in accordance with the provisions of the Trust Agreement.

The Trust has completed the offering and acquisition stage and therefore, the Manager has reviewed and changed the distribution policy. The level of future distributions will depend upon results of operations. Beginning in 1998 the Trust's distribution policy calls for quarterly distributions which more closely reflect collections. Notwithstanding the foregoing, the Trust may continue to accrue expenses and fees paid to the Manager. Although under no obligation to do so, to date the Manager has continued to supple-ment the amount available for distribution by continuing to defer payments of fees. As a result the Trust was able to maintain a $.40 per share quarterly distribution rate.

Of the total distributions of $2,484,182 and $2,461,909 made during the years ended December 31, 1998 and 1997, $584,309 ($.39 per share or 24%) and
$774,728 ($.53 per share or 32%), respectively, represents a return of capital determined in accordance with generally accepted accounting principles.
As of December 31, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled
$2,094,033. The portion of the distributions which constitutes a return of capital were significant during the acquisition stage in order to maintain level distributions to shareholders. Beginning in 1998 the Trust's distribu-tion policy calls for quarterly distributions which more closely reflect collec-tions.

Management expects that cash flow from operations and continued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fees, will be sufficient to permit the payment of distribu-tions at the current level in the near future.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Trust.
Additional financial information is set forth in the audited financial state-
ments and notes thereto contained in Item 8 hereof.
                       Years ended December 31,
OPERATIONS*            1998          1997          1996          1995
Interest income:
First Mortgage Bonds  $ 2,076,401 $1,734,950  $1,127,980    $ 226,972
Tax-Exempt Securities        0    3,277    2,054    2,160
Marketable Securities    36,489      173,234      262,381      147,647

Total revenues        2,112,890    1,911,461    1,392,415    376,779

Total expenses         213,017      224,280      254,966      148,893

Net income        $ 1,899,873    $1,687,181    $1,137,449    $  227,886

Net income per weighted
average share-
Shareholders        $  1.20    $     1.07    $    0.95    $     0.56

Distributions
per share**        $   1.60    $     1.60    $  .72-1.60    $ .20-1.13
                    December 31,
FINANCIAL POSITION     1998        1997     1996     1995     1994
Total Assets***  $27,691,637  $26,160,922  $26,681,549  $17,385,740  $771,890

Total Liabilities  $ 661,178  $   469,347  $   320,858  $  174,470  $770,890

Total Shareholders'
Equity    $27,030,459    $25,691,575    $26,360,691    $17,211,270  $1,000

*The Trust had no operations in 1994
**Amounts received by shareholders varied depending on the dates they became shareholders.
***Amounts reflect current market value of investments.

Item 7. Management's Discussion and Analysis of Finan-cial Condition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage
Loans") on multifamily residential apartment projects owned or developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First
Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002).
The Trust is also permitted to invest in Tax-Exempt Se-curities. However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

The fair value of the First Mortgage Bonds has increased approximately $2,003,000 in 1998 due to interest rate fluctuations and has been reported as a separate compo-nent of other comprehensive income.

For a description of each of the Trust's current invest-ments see Item 1. Business.

During the twelve months ended December 31, 1998, cash and cash equivalents decreased approximately $193,000 due to distributions to shareholders ($2,484,000), the purchase of treasury shares of beneficial interest in excess of proceeds from the issuance of shares of bene-ficial interest ($80,000) and an increase in deferred costs ($27,000) which exceeded cash provided by operat-ing activities ($2,198,000) and the sale of marketable securities ($200,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approxi-mately $107,000.

Pursuant to the Redemption Plan which became effective
October 15, 1996, the Trust is required to redeem eligi-ble shares presented for redemption for cash to the ex-tent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15,
1996, 25,140 shares were sold through the Reinvestment
Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1998, 25,140 shares have been redeemed for an aggregate price of $477,660.

The Trust has established a Reserve for working capital and contingencies in an amount equal to 1% of the Gross
Proceeds of the Offering and may add to such Reserves from Cash Flow and Sale or Repayment Proceeds. As of
December 31, 1998, all of this reserve has been used to pay general and administrative, general and administra-tive-related parties and loan servicing fees. Liquidity will be adversely affected by unanticipated costs, in-cluding operating costs in excess of cash flows. The
Trust may borrow funds from third parties or from the Manager or its affiliates to meet working capital re-quirements of the Trust or to take over the operation of a Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust expects that cash generated from its invest-ments will be sufficient to pay all of the Trust's ex-penses in the foreseeable future. However, certain ex-pense reimbursements totaling approximately $374,000 and $296,000 at December 31, 1998 and 1997, respectively, and the payment of a portion of the special distribution totaling approximately $196,000 and $92,000 at December
31, 1998 and 1997, respectively, to the Manager have been accrued but are unpaid. Without the Manager's con-tinued accrual without payment of the aforementioned ex-pense reimbursements and fees the Trust will not be in a position to maintain its current distribution level.
The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Trust anticipates that cash generated from the op-erations of the properties underlying investment in First Mortgage Bonds (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the fore-seeable future.

Results of Operations

1998 vs. 1997
The results of operations for the years ended December
31, 1998 and 1997 consisted primarily of interest income earned on First Mortgage Bonds and marketable securi-ties, net of general and administrative, general and ad-ministrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased ap-proximately $341,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to the investment in the Lexington Trails
First Mortgage Bond in May 1997 and the Highpointe First
Mortgage Bond in September 1997.

Interest income from marketable securities decreased ap-proximately $137,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses decreased approxi-mately $15,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in costs associated with SEC filings in 1998 and decreased insurance costs in 1998.

Loan servicing fees increased approximately $10,000 for the year ended December 31, 1998 as compared to the cor-responding period in 1997 primarily due to the invest-ment in the Lexington Trails First Mortgage Bond in May
1997 and the Highpointe First Mortgage Bond in September
1997.

1997 vs. 1996
The results of operations for the years ended December
31, 1997 and 1996 consisted primarily of interest income earned on First Mortgage Bonds and marketable securi-ties, net of general and administrative, general and ad-ministrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased ap-proximately $607,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the investment in the Rolling Ridge First Mortgage Bond in August 1996, the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased ap-proximately $89,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the sale of such securities to purchase the Lexington Trails First Mort-gage Bond in May 1997 and the Highpointe First Mortgage
Bond in September 1997.

General and administrative expenses increased approxi-mately $12,000 for the year ended December 31, 1997 as compared to 1996 primarily due to an increase in costs associated with SEC filings.

General and administrative-related parties decreased ap-proximately $54,000 for the year ended December 31, 1997 as compared to 1996 primarily due to a decrease in ex-pense reimbursements to affiliates of the Manager in 1997.

Loan servicing fees increased approximately $12,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the investment in the Rolling Ridge
First Mortgage Bond in August 1996, the Lexington Trails
First Mortgage Bond in May 1997 and the Highpointe First
Mortgage Bond in September 1997.

Distribution Policy
The Trust has completed the offering and acquisition stage and therefore, the Manager has reviewed and changed the distribution policy. The level of future distributions will depend upon results of operations.
Beginning in 1998 the Trust's distribution policy calls for quarterly distributions which more closely reflect collections. Notwithstanding the foregoing, the Trust may continue to accrue expenses and fees paid to the Manager. Although under no obligation to do so, to date the Manager has continued to supplement the amount available for distribution by continuing to defer pay-ment of its fees. As a result the Trust was able to maintain an annual distribution rate of $1.60 per share.

Of the total distributions of $2,484,182 and $2,461,909 made for the years ended December 31, 1998 and 1997, $584,309 ($.39 per share or 24%) and $774,728 ($.53 per share or 32%), respectively, represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1998, the ag-gregate amount of the distributions made since the com-mencement of the Offering representing a return of capi-tal, in accordance with generally accepted accounting principles, totaled $2,094,033. The portion of the dis-tributions which constitute a return of capital were significant during the acquisition stage in order to maintain level distributions to shareholders. Beginning in 1998 the Trust's distribution policy calls for quar-terly distributions which more closely reflect collec-tions.

Management expects that cash flow from operations and continued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fees, will be sufficient to permit the funding of dis-tributions at the current level in the near future.

Accounting Standards Issued but not yet Adopted
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes ac-counting and reporting standards for derivative instru-ments and hedging activities. This Statement is effec-tive for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Trust.

In April 1998, the Accounting Standards Committee of the
American Institute of Certified Public Accountants is-sued Statement of Position 98-5 Reporting on Costs of
Start-Up Activity. The Trust will be required to take a charge for unamortized organization costs of $12,500 in the first quarter of 1999 for the cumulative effect of the change in accounting principles.

Year 2000 Compliance
The Trust utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager has up-graded its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accu-rately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Manager are not being charged to the Trust. The most likely worst case scenario that the Trust faces is that computer operations will be sus-pended for a few days to a week at January 1, 2000. The
Trust's contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the Trust's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be Year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Trust has received assur-ances from a majority of its third parties with which it interacts that they have addressed the Year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Trust has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Trust relies heavily on third parties and is vulnerable to the fail-ures of third parties to address their year 2000 issues.
There can be no assurance given that the third parties will adequately address their issues.

Item 7A.  Quantitative and Qualitative Disclosure About
Market Risk.

The Trust is exposed to interest rate risk as it relates to its investments in First Mortgage Bonds. At December
31, 1998, 96% of the Trusts assets are invested in four
First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years.
The first mortgage bonds are classified as available for sale and are carried at fair value with a net unrealized gain of $2,139,004 reported as a separate component of other comprehensive income. Two First Mortgage Bonds, representing 68% of the total investment in First Mort-gage Bonds, are also entitled to participation in the cash flow of the underlying property, as defined.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate envi-ronment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow par-ticipation, when applicable. A 1% increase in the cur-rent interest rate environment assumption at December
31, 1998 would result in a decrease of approximately
$470,000 in the net unrealized gain on First Mortgage
Bonds.

The Trusts ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call the First
Mortgage Bonds after a period of 10 to 12 years from the date of acquisition for face value. The First Mortgage
Bonds are not allowed to be prepaid during the first five years, and are subject to a prepayment premium in years six through ten.

Item 8.	Financial Statements and Supplementary Data.
		                                       Page
(a) 1.	Financial Statements

Independent Auditors' Report                    	  13

Balance Sheets -December 31, 1998 and 1997        	14

Statements of Income - Years ended December 31, 1998,
1997 and 1996                                   	  15

Statements of Changes in Shareholders' Equity - Years
ended December 31, 1998, 1997 and 1996          	  16

Statements of Cash Flows - Years ended December 31,
1998, 1997 and 1996                             	  18

Notes to Financial Statements                   	  19

(a) 2.	Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is con-tained in the Financial Statements or notes thereto.

INDEPENDENT AUDITORS' REPORT




To The Manager
American Tax-Exempt Bond Trust:



We have audited the accompanying balance sheets of American Tax-Exempt
Bond Trust as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial state-ments are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evi-dence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall fi-nancial statement presentation. We believe that our audits provide a rea-sonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax-Exempt Bond Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP


New York, New York


January 15, 1999, except as to Note 5
which is as of February 12, 1999

AMERICAN TAX-EXEMPT BOND TRUST
BALANCE SHEETS
DECEMBER 31, 1998 and 1997



ASSETS
                1998                  1997
Investment in First
Mortgage Bonds-
at fair value (Note 3)    $26,607,953    $24,674,787
Cash and cash
equivalents (Note 2)    889,126    1,081,939
Marketable securities
available for sale    0    200,000
Organization costs
(net of accumulated
amortization
    of $37,500 and
27,500, respectively)    12,500    22,500
Accrued interest
receivable        182,058        181,696

Total assets    $27,691,637    $26,160,922




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliates
(Note 4)    $     640,178    $     436,197
Accounts payable           21,000           33,150

Total liabilities         661,178         469,347

Shareholders' equity:

Beneficial owners'
equity-manager    (19,941)    (14,098)
Beneficial owners'
equity-shareholders
    (10,000,000 shares
authorized;
    1,488,661 and
1,476,222 shares
issued and
    outstanding in
1998 and 1997,
respectively)    25,389,056    25,731,175
Treasury shares
of beneficial interest
    (25,140 and
8,485 shares,
respectively)    (477,660)    (161,207)
Accumulated other
comprehensive income:
Net unrealized
gain on First Mortgage
Bonds (Note 3)       2,139,004         135,705

Total shareholders'
equity    27,030,459    25,691,575

Total liabilities and
hareholders' equity    $27,691,637    $26,160,922

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996

                 1998             1997             1996
Revenues:

Interest income:

First Mortgage Bonds
(Note 3)    $2,076,401    $1,734,950    $1,127,980
Tax-Exempt Securities    0    3,277    2,054
Marketable Securities        36,489       173,234       262,381

Total revenues    2,112,890    1,911,461    1,392,415

Expenses:

General and administrative    65,414    79,932    68,013
General and administrative-
    related parties (Note 4)    78,165    84,593    139,007
Loan serving fees    59,438    49,755    37,946
Amortization of organization
costs         10,000         10,000         10,000

Total expenses       213,017       224,280       254,966

Net income    $1,899,873    $1,687,181    $1,137,449

Allocation of Net Income:

Shareholders    $1,763,188    $1,576,321    $1,067,015
Manager    17,810    15,922    10,778
Special distributions
to Manager (Note 4)       118,875        94,938        59,656

Net income    $1,899,873    $1,687,181    $1,137,449

Basic net income
per weighted
    average share -
shareholders    $         1.20    $         1.07    $         0.95

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                                                 Accumu-
           Beneficial   Beneficial Treasury      lated
           Owner's -    Owner's    Shares of     Other
           Equity-      Equity-    Beneficial    Comprehen-    Comprehen-
     Total Shareholders Manager    Interest      sive Income   sive Income
Balance at
    January 1,
1996    $17,211,270   $17,211,456    $ (186)    $  0    $  0    $ 0

Issuance of shares
    of beneficial
    ownership interest    10,486,576    10,486,576    0    0    0    0

Offering costs    (830,927)    (830,927)    0    0    0    0

Comprehensive Income:

Net income    1,137,449    1,067,015    70,434    0    0    1,137,449

Other Comprehensive
    Income:

    Net unrealized
    gain on First
    Mortgage Bonds    110,199    0    0    0    110,199    110,199

Distributions (1,753,876)  (1,677,278) (76,598)    0       0     0

Balance at
    December 31,
1996    26,360,691    26,256,842    (6,350)    0    110,199    1,247,648

Issuance of shares of
    beneficial ownership
    interest    241,313    241,313    0    0    0    0

Comprehensive Income:

Net income    1,687,181    1,576,321    110,860    0    0    1,687,181

Other Comprehensive
    Income:

    Net unrealized
    gain on First
    Mortgage Bonds    25,506    0    0    0    25,506    25,506

Distributions    (2,461,909)    (2,343,301)    (118,608)    0    0    0

Purchase of Treasury
    shares of beneficial
    interest      (161,207)      0    0    (161,207)        0    0

Balance at
    December 31,
1997  25,691,575  25,731,175  (14,098)    (161,207)    135,705    1,712,687

Balance at
    December 31,
1997  25,691,575  25,731,175  (14,098)    (161,207)    135,705    1,712,687

Issuance of shares of
    beneficial ownership
    interest    236,347    236,347    0    0    0    0

Comprehensive Income:

Net income    1,899,873    1,763,188    136,685    0    0    1,899,873

Other Comprehensive
    Income:

     Net unrealized
    gain on First
    Mortgage Bonds    2,003,299    0    0    0    2,003,299    2,003,299

Distributions    (2,484,182)    (2,341,654)    (142,528)    0    0    0


Purchase of Treasury
    shares of beneficial
    interest       (316,453)     0      0    (316,453)      0    0

Balance at
December 31,
1998  $27,030,459  $25,389,056  $(19,941)  $(477,660) $2,139,004  $3,903,172

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
            1998             1997           1996
Cash flows from operating activities:
Net income    $1,899,873    $1,687,181    $1,137,449
Adjustments to reconcile net income to net cash
    provided by operating activities:
Amortization expense-
organization costs    10,000    10,000    10,000
Amortization expense-
loan origination costs    96,746    70,688    36,059
Amortization of REMIC premium    0    476    3,958
Changes in operating assets and liabilities:
Decrease in other assets    0    0    72,220
Increase in accrued interest
receivable    (362)    (50,560)    (95,876)
Increase in due to
affiliates    203,981    144,746    211,729
(Decrease) increase in
accounts payable        (12,150)           3,743          0
Total adjustments       298,215       179,093       238,090
Net cash provided by
operating activities    2,198,088    1,866,274    1,375,539

Cash flows from investing activities:
Purchase of First Mortgage
Bonds    0    (8,150,000)    (4,925,000)
Sale (purchase) of Marketable
Securities    200,000    9,000,000    (6,650,000)
Maturity of Tax-Exempt
Securities    0    1,900,000    200,000
Purchase of Tax-Exempt
Securities    0    (1,900,476)    0
Increase in deferred
costs        (26,613)        (88,835)       (314,756)
Net cash provided by (used in) investing
    activities       173,387       760,689    (11,689,756)

Cash flows from financing activities:
Decrease in accounts payable     0    0    (13,146)
Decrease in due to affiliates    0    0    (52,195)
Proceeds from issuance of shares of beneficial
    interest    236,347    241,313    10,486,576
Purchase of treasury shares of
beneficial interest    (316,453)    (161,207)    0
Distribution to
shareholders    (2,484,182)    (2,461,909)    (1,753,876)
Increase in offering
costs                 0                 0      (830,927)
Net cash (used in) provided by financing
    activities    (2,564,288)    (2,381,803)    7,836,432

Net (decrease) increase in cash and
cash equivalents    (192,813)    245,160    (2,477,785)
Cash and cash equivalents at
beginning of year    1,081,939       836,779    3,314,564
Cash and cash equivalents at
end of year    $   889,126    $1,081,939    $836,779
Supplemental schedule of non cash financial
    activities:
Decrease in deferred
costs    $              0    $  389,141    $  238,506
Increase in investment in First

Mortgage Bonds    0    (389,141)    (238,506)

See Accompanying Notes to Consolidated Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 and 1996


NOTE 1 - General


American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a Delaware business trust for the primary purpose of investing in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by vari-ous state or local governments or their agencies or authorities and secured by first mortgage loans on mul-tifamily residential apartment and retirement community projects.

On December 23, 1993, the Trust received $1,000 from Re-lated AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the manager (the
"Manager") of the Trust.

On November 1, 1994, the Trust commenced a public offer-ing (the "Offering") through Related Equities Corpora-tion, (the "Dealer Manager") an affiliate of the Man-ager, and other broker-dealers on a "best efforts" ba-sis, for up to 10,000,000 shares of its shares of bene-ficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996.
As of December 31, 1998 and 1997, a total of 1,488,661 and 1,476,222 shares have been sold to the public through the Offering and the Trust's dividend reinvest-ment plan (the "Reinvestment Plan") representing Gross
Proceeds (the "Gross Proceeds") of $29,745,535 and
$29,509,185 (before volume discounts of $4,244). Pursu-ant to the Redemption Plan which became effective Octo-ber 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient Reinvestment Proceeds from the sale of shares under the Reinvestment Plan. During 1998 and 1997, 12,439 and 12,701 shares were sold through the Re-investment Plan, respectively, and 16,655 and 8,485 shares redeemed through the Redemption Plan, respec-tively. After October 15, 1996, 27,681 shares were sold through the Reinvestment Plan (2,541 of which were not restricted for use in connection with the redemption plan and are included in gross proceeds), the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds.
Pursuant to the Redemption Plan as of December 31, 1998,
25,140 shares were redeemed for an aggregate price of $477,660.

The Trust has invested the Net Proceeds primarily in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage
Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The
First Mortgage Bonds have maturities of approximately 10 to 30 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002).
The Trust is also permitted to invest in other tax ex-empt securities which have shorter maturities than First
Mortgage Bonds ("Tax-Exempt Securities").  However, all
Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional in-vestments in Tax-Exempt Securities.

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

c)  Loan Origination Costs
Bond selection fees and expenses incurred for the in-vestment of mortgage loans have been capitalized and are included in investment in First Mortgage Bonds. Loan origination costs are being amortized on the effective yield method over the lives of the respective mortgages.

d)  Organization Costs
Costs incurred to organize the Trust including, but not limited to, legal and accounting fees are considered or-ganization costs. These costs have been capitalized and are being amortized on a straight-line basis over a 60-month period.

e)  Offering Costs
Costs incurred to sell shares including brokerage and nonaccountable expense allowance are considered offering costs. These costs have been charged directly to share-holders' equity with the sale of shares of beneficial interest to the public.

f)  Income Taxes
The Trust is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Trust may be subject to state and local taxes in jurisdictions in which it operates.

g)  Net Income Per Weighted Average Share
Net income per weighted average share is computed based on the net income for the period attributed to share-holders, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended Decem-ber 31, 1998, 1997 and 1996 were 1,465,669, 1,466,554 and 1,193,488 shares.

h) Investments in Marketable Equity and Other Securi-ties
The Trust follows the provisions of the Financial Ac-counting Standards Board's Statement of Financial Ac-counting Standards ("SFAS") SFAS No. 115 Accounting for
Certain Investments in Debt and Equity Securities.  At
December 31, 1998 and 1997, the Trust has classified its securities as available for sale.

Available for sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized.
A decline in the market value of any available for sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Investments in marketable equity and other securities represent marketable securities (consisting of tax-exempt municipal preferred stock) and investment in First Mortgage Bonds. Unrealized gains and losses re-ported in other comprehensive income relate to First
Mortgage Bonds.

i)  Use of Estimates
Management of the Trust has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenues and ex-penses to prepare these financial statements in confor-mity with generally accepted accounting principles. Ac-tual results could differ from those estimates.

j)  Financial Instruments
The Financial Accounting Standards Board's Statement of
Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transac-tion between willing parties. Financial instruments held by the Trust include cash and cash equivalents, marketable securities, investments in First Mortgage
Bonds, interest receivable and all of its liabilities.
The fair value of the investment in First Mortgage Bonds is estimated based on the current interest rate environ-ment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepay-ment assumptions and an estimate of cash flow participa-tions when applicable.

For cash and cash equivalents, marketable securities, interest receivable and accounts payable and accrued ex-penses, the carrying amounts are a reasonable estimate of fair value.

k)  Comprehensive Income
The Trust adopted SFAS No. 130, Reporting Comprehensive
Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive in-come and its components in a financial statement that is displayed with the same prominence as other financial statements. The financial statements for earlier peri-ods, provided for comparative purposes, have been re-classified as required. The accumulated balance of other comprehensive income is displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.


l)  Disclosure of Operating Segments
The Trust adopted SFAS No. 131, Disclosures about Seg-ments of an Enterprise and Related Information. SFAS
No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as compo-nents of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Cate-gories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Trust operates in one segment, Investment in First Mortgage Bonds.

NOTE 3 - Investment in First Mortgage Bonds

Highpointe Apartments
On September 2, 1997, the Trust purchased Redevelopment
Authority of the County of Dauphin, Multifamily Housing
Revenue Bonds (Highpointe Club Apartments Project) Se-ries 1989 (as hereinafter referred to as the "Highpointe
Bonds") in an aggregate principal amount of $3,250,000.
The Highpointe Bonds are secured by a first Mortgage loan on Highpointe Apartments (the "Project" or "High-pointe ") a development consisting of 240 apartment units in Harrisburg, Pennsylvania, with first claim of cash flow for payment of interest and a pari passu secu-rity interest with a $750,000 priority payment of prin-cipal at sale, refinance or maturity with $8,900,000 Re-development Authority of the County of Dauphin, Multi-family Housing Revenue Bonds (Green Hill Project), Se-ries 1986 (the "1986 Bonds"). The 1986 Bonds are owned by Charter Municipal Mortgage Acceptance Company ("Char-ter") whose manager is an affiliate of the Manager.
Highpointe is owned and operated by RHA INV., Inc. (the
"Borrower") an affiliate of the Manager. The 1986 Bonds carry an 8.5% annual base interest rate, however pay-ments are being accepted on a cash flow basis at a 5.4% annual rate through December 31, 1998. In 1999 the pay-ments will be accepted on a cash flow basis at a 4.7% annual rate. The difference between the pay rate and the bank rate is accrued and is payable from first available cash flow or sale/refinancing proceeds. While the Borrower is in technical default under the terms of the loan agreement as the loan documents do not call for cash flow mortgage payments on the 1986 Bonds, Charter has indicated it will not exercise its rights and reme-dies as defined under the terms of the 1986 Bonds and mortgage documents.

The Highpointe Bonds bear a fixed current interest of 9.0%, payable monthly in arrears. As of the date hereof, the Borrower is current with respect to all pay-ments of principal and interest on the Highpointe Bonds.
The Highpointe Bonds mature on June 1, 2006. Upon ma-turity, sale or refinancing of the Project, the High-pointe Bonds will receive a $750,000 priority payment of principal prior to any payment of principal on the 1986
Bonds. Remaining principal on the Highpointe Bonds and the principal on the 1986 Bonds will be paid pari passu, that is by an equal progression of payments after the payment of interest, other than interest accrued and un-paid on the 1986 Bonds prior to June 6, 1989.

The cost basis of the First Mortgage Bonds was $24,468,949 and $24,539,082 at December 31, 1998 and
1997.  The net unrealized gain of $2,139,004 on First
Mortgage Bonds consists of gross unrealized gains and losses of $2,150,794 and $11,790, respectively, at De-cember 31, 1998 and $478,634 and $342,929, respectively, as of December 31, 1997.


AMERICAN TAX-EXEMPT BOND TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investment in First Mortgage Bonds (continued)

Information relating to investments in First Mortgage Bonds as of December 31, 1998 and 1997 are as follows:

                    Date of                         Acumu-
                    Invest-    Outstand-            lated
                    ment/      ing Loan    Loan     Amorti-      Unrealized
                    Final      Balance at  Origina- zation at    Gain (Loss)
           Descrip  Maturity   December    tion     Dec. 31,     at Dec. 31,
Property   -tion    Date       31, 1998    Costs    1998         1998
Reflections
Apartments     336
Casselbury,    Apt.    12/95 -
FL (A)        Units    12/25    $10,700,000  $293,914  $(88,174)  $1,379,650
Rolling
Ridge
Apartments     110
Chino Hills,    Apt.    8/96 -
CA (B)        Units    8/26    4,925,000    241,725    (58,417)    444,750
Lexington
Trails
Apartments    200
Houston,      Apt.    5/97 -
TX (C)       Units    5/22    4,900,000    123,886    (20,648)    326,394
Highpointe
Apartments    240
Harrisburg,   Apt.    9/97 -
PA (D)       Units    6/06   3,250,000    237,917   (36,254)    (11,790)

                   $23,775,000    $897,442    $(203,493)    $2,139,004
                                      Interest    Less      Net
              Balance at  Balance at  Earned by   1998      Interest
              December    December    the Trust   Amorti-   Earned
Property      31, 1998    31, 1997    for 1998    zation    for 1998
Reflections
Apartments
Casselbury,
FL (A)    $12,285,390  $11,400,660  $  996,397  $(29,391)  $ 967,006
Rolling
Ridge
Apartments
Chino Hills,
CA (B)    5,553,058    5,124,127    443,250    (27,714)    415,536
Lexington
Trails
Apartments
Houston,
TX (C)    5,329,632    4,900,000    441,000    (12,389)    428,611
Highpointe
Apartments
Harrisburg,
PA (D)     3,439,873   3,250,000    292,500   (27,252)     265,248

     $26,607,953    $24,674,787  $2,173,147  $(96,746)  $2,076,401

(A) The interest rate for the Reflections is 9.00%. In addition to the interest rate the Trust will be entitled to 25% of the cash flow, as defined.

The Reflections Bonds have a term of 30 years and are subject to mandatory redemption, at the Trust's option, after ten years. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, is prohibited during the first five years. Prepayment in whole will be per-mitted thereafter subject to the payment of a premium.
If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

(B)  The interest rate of the Rolling Ridge is 9.00%.
In addition to the interest rate the Trust will be enti-tled to 30% of the cash flow, as defined.

The Rolling Ridge Bonds have a term of 30 years and are subject to mandatory redemption, at the Trust's option, after ten years. The Borrower will be permitted two nine-month extensions. The principal of the Rolling
Ridge Bonds will be payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is pro-hibited during the first five years following the acqui-sition of the Rolling Ridge Bonds, except as described below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the prin-cipal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

(C) The interest rate for the Lexington Trails is 9.00%.

The Lexington Trails Bonds have a term of 25 years and are subject to mandatory redemption, at the Trust's op-tion, after ten years. The principal of the Lexington
Trails Bonds will be payable upon sale or refinancing of the Project. Prepayment, in whole or in part, will be prohibited during the first five years following the ac-quisition of the Lexington Trails Bonds, except as de-scribed below. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If pre-paid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails
Bonds outstanding at the time of prepayment. Thereaf-ter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

(D)  The interest rate for the Highpointe is 9.00%.

NOTE 4 - Related Party Transactions

The costs incurred to related parties for the years
ended December 31, 1998, 1997 and 1996 were as follows:
            1998            1997              1996
Special
distributions (i)    $  118,875    $   94,938    $   59,656
Expense
reimbursements (iii)     78,165        84,593      139,007
                     $  197,040    $  179,531    $  198,663

In accordance with the Trust Agreement, the Manager re-ceived or is entitled to receive (i) special distribu-tions calculated as a percentage of total assets in-vested by the Trust; the total amounts accrued and un-paid as of December 31, 1998 and 1997 amounted to $195,922 and $91,906 respectively; (ii) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of cer-tain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amounts ac-crued and unpaid as of December 31, 1998 and 1997 amounted to $373,899 and $295,733, respectively. With-out the Manager's continued accrual without payment of the aforementioned expense reimbursements and fees the Trust will not be in a position to maintain its current distribution level. The Manager has continued allowing the accrual without payment of these amounts but is un-der no obligation to continue to do so.

NOTE 5 - Subsequent Event

On February 12, 1999, distributions of $584,999 and
$5,909 was paid to the shareholders and the Manager, re-spectively, representing the 1998 fourth quarter distri-bution. The distribution has been funded from cash col-lections of debt service payments and interest income through approximately the distribution date.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None
PART III

Item 10. Directors and Executive Officers of the Regis-trant.

The Manager of the Trust is Related AMI Associates,
Inc., a Delaware corporation. The Trustee of the Trust is Wilmington Trust Company, a Delaware banking corpora-tion. The Manager is affiliated with Related Capital
Company ("Related"), a New York general partnership, in which Stephen M. Ross, through his interests in other entities, owns a significant interest. The shares of the Manager are owned 67.2% by Stephen M. Ross and 32.8% by three officers of the Manager. The Manager will man-age and control the affairs of the Trust directly and by engaging others, including affiliates. The Trustee has been appointed as a trustee solely in order to satisfy the requirements of Section 3807 of the Delaware Busi-ness Trust Act, and its duties and responsibilities are limited.

The Registrant, the Manager and their directors and ex-ecutive officers, and any persons holding more than ten percent of the Registrant's shares are required to re-port their initial ownership of such shares and any sub-sequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors are required by Securities and Ex-change Commission regulators to furnish the Trust with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Reg-istrant has relied solely on written representations of the Manager's directors and executive officers and per-sons who own greater than ten percent of the Regis-trant's shares of copies or the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.


These officers of the Manager may also provide services
to the Trust on behalf of the Manager.  The executive
officers and directors of the Manager and their posi-
tions with the Manager are set forth below.
                                                Year First Became
                                                Officer/Director
Name                Age   Positions Held        or Manager
J. Michael Fried    54    Director and President    1991

Stuart J. Boesky    42    Director and
                          Senior Vice President    1991

Alan P. Hirmes      44    Senior Vice President    1991

Glenn F. Hopps      36    Treasurer                1998

Teresa Wicelinski    33    Secretary               1998

J. MICHAEL FRIED, age 54, is Director and President of the Manager and is the sole shareholder of one of the general partners of Related, the real estate finance af-filiate of The Related Companies, L.P. In that capac-ity, he is generally responsible for all of the syndica-tion, finance, acquisition and investor reporting ac-tivities of Related and its Affiliates. Mr. Fried prac-ticed corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brook-lyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

STUART J. BOESKY, age 42, is Director and Senior Vice
President of the Manager. Mr. Boesky practiced real es-tate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky prac-ticed law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with
Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from
Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, age 44, is Senior Vice President of the
Manager. Mr. Hirmes has been a Certified Public Ac-countant in New York since 1978. Prior to joining Re-lated in October 1983, Mr. Hirmes was employed by Weiner
& Co., certified public accountants. Mr. Hirmes gradu-ated from Hofstra University with a Bachelor of Arts de-gree.

GLENN F. HOPPS, age 36, is Treasurer of the Manager.
Prior to joining Related in December 1990, Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren &
Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts
Degree in Accounting.

Item 11.  Executive Compensation.

The Trust does not pay or accrue any fees, salaries or other forms of compensation to directors and officers of the Manager for their services. The Manager and its Af-filiates receive substantial fees and compensation in connection with the management of the Trust's invest-ments. Certain directors and officers of the Manager and certain officers of the Trust receive compensation from the Manager and its Affiliates (and not from the Trust) for services performed for various affiliated en-tities which may include services performed for the Trust. Such compensation may be based in part on the performance of the Trust; however, the Manager believes that any compensation attributable to services performed for the Trust is immaterial. See also Note 4 to the Fi-nancial Statements in Item 8 above, which is incorpo-rated herein by reference.

Item 12. Security Ownership of Certain Beneficial Own-ers and Management.

As of March 9, 1999, no person was known by the Trust to be the beneficial owner of more than five percent of the outstanding shares of the Trust. As of March 9, 1999, no directors and officers of the Manager own any shares of the Trust.

Item 13.  Certain Relationships and Related
Transactions.

The Trust has and will continue to have certain relationships with the Manager and its affiliates, as discussed in Item 11 and Item 8, Note 4 to the financial statements. However, there have been no direct financial transactions between the Trust and the directors and officers of the Manager.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.
                                          Sequential
		                                    Page


(a) 1.	Financial Statements

Independent Auditors' Report                   	13

Balance Sheets at December 31, 1998 and 1997	   14

Statements of Income - years ended December 31, 1998,
1997 and 1996                             	     15

Statements of Changes in Shareholders' Equity - years
ended
December 31, 1998, 1997 and 1996               	16

Statements of Cash Flows - years ended December 31,
1998, 1997 and 1996                       	     18

Notes to Financial Statements             	     19

(a) 2.	Financial Statement Schedules

	All schedules have been omitted because they are not required or because the required information is con-tained in the Financial Statements or notes thereto.

(a) 3.	Exhibits

3(a)	Certificate of Trust and Certificate of Amendment from
Certificate of Trust (incorporated by reference to Exhibit
3(a) to the Registration Statement on Form S-11, File No.
33-73688).

3(b),4	Second Amended and Restated Business Trust Agree-
ment (incorporated by reference from Exhibit 3(b), 4 to the Registration Statement on Form S-11, File No. 33-
73688).

10(a)	Escrow Agreement (incorporated by reference from Ex-
hibit 10(a) to the Registration Statement on Form S-11,
File No. 33-73688).

10(b)	Fee Agreement (incorporated by reference from Exhibit
10 (b) to the Registration Statement on Form S-11, File
No. 33-73688).

10(c)	Orange County Housing Finance Authority Multifamily
Revenue Refunding Bonds 1995 Series (Casselberry-
Oxford Associates Project) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to current report on Form 8-K, as previously filed on December 21, 1995)

10(d)	Purchase of tax-exempt First Mortgage Bonds in an ag-
gregate amount of $4,900,000 to fund the purchase of Lexington Trails Apartments (incorporated by reference to current report on Form 8-K/A, as previously filed on May 21, 1997)

10(e)	Purchase of Redevelopment Authority of the County of
Dauphin, Multifamily Housing Revenue Bonds (High
Pointe Club Apartments Project) Series 1989 in an aggre-gate principal amount of $3,250,000 (incorporated by reference to current report on Form 8-K/A, as previ-ously filed on November 10, 1997)

27	Financial Data Schedule (filed herewith)	34

99.	Additional Exhibits

	99(a)	The financial statements of Casselberry-Oxford
Associates Limited Partnership which owns and
operates a 336 unit rental housing community
known as Reflections Apartments located in Cas-
selberry, Florida, as required by Staff Accounting
Bulletin No. 71.	35

	99(b)	The financial statements of Rolling Ridge L.L.C.
which owns and operates a 110 unit rental housing
community known as Rolling Ridge Apartments
located in Chino Hills, California, as required by
Staff Accounting Bulletin No. 71.	52

	99(c)	The financial statements of Lexington Trails-
American Housing Foundation, Inc. which owns
and operates a 200 unit rental housing community
known as Lexington Trails Apartments located in
Houston, Texas, as required by Staff Accounting
Bulletin No. 71.	62

(b)	No current report on Form 8-K have been filed during
the quarter ended December 31, 1998.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN TAX-EXEMPT BOND TRUST
(Registrant)



	By:	RELATED AMI ASSOCIATES, INC., as
Manager



Date:  March 30, 1999
By:	/s/ J. Michael Fried
		J. Michael Fried
		Director and President
		(Principal Executive Officer)



Date:  March 30, 1999
By:	/s/ Stuart J. Boesky
		Stuart J. Boesky
		Director and Senior Vice President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature             	 Title                           Date



/s/ J. Michael Fried	Director and President (Principal
J. Michael Fried	    Executive  Officer) of the Manager	March 30, 1999


/s/ Stuart J. Boesky	Director and Senior Vice President
Stuart J. Boesky	    of the Manager	                   March 30, 1999


/s Alan P. Hirmes	Senior Vice President (Principal
Alan P. Hirmes	   Financial Officer) of the Manager	   March 30, 1999


/s/ Glenn F. Hopps	Treasurer (Principal Accounting
Glenn F. Hopps	    Officer) of the Manager             	March 30, 1999