Form 10-K/A
period 1998-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1999-05-04
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                 Amendment No. 1

(Mark One)

___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 14. Financial Statements and Supplementary Data.


                            FINANCIAL STATEMENTS AND
                           INDEPENDENT AUDITORS'REPORT

                          CASSELBERRY-OXFORD ASSOCIATES
                               LIMITED PARTNERSHIP
                           DBA REFLECTIONS APARTMENTS
                        (A MARYLAND LIMITED PARTNERSHIP)

                                DECEMBER 31,1998

                Casselberry-Oxford Associates Limited Partnership

                                TABLE OF CONTENTS

                                                                         PAGE
INDEPENDENT AUDITORSREPORT                                                 3

FINANCIAL STATEMENTS

        BALANCESHEET                                                       4

        STATEMENTS OF OPERATIONS                                           5

        STATEMENT OF PARTNERS' EQUITY (DEFICIT)                            6

        STATEMENT OF CASH FLOWS                                            7

        NOTES TO FINANCIAL STATEMENTS                                      8

                           INDEPENDENT AUDITORS'REPORT

   To the Partners
   Casselberry-Oxford Associates Limited Partnership

           We have audited the accompanying balance sheet of Casselberry-Oxford Associates Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casselberry-Oxford Associates Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  /S/ REZNICK FEDDER & SILVERMAN


   Bethesda, Maryland
   January 22, 1999

                Casselberry-Oxford Associates Limited Partnership

                                  BALANCESHEET

                                December 31, 1998

                                     ASSETS

INVESTMENT IN PROPERTY AND EQUIPMENT
     Property and equipment                                                        $   6,487,527
OTHER ASSETS
     Cash and cash equivalents                                                           253,838
     Tenant receivables                                                                    1,003
     Due from Oxford                                                                      19,116
     Tenant security deposits - funded                                                    62,011
     Prepaid expenses                                                                     10,000
     Mortgage escrow deposits                                                             91,207
     Reserve for replacements                                                             29,801
     Unamortized costs                                                                   321,247
                                                                                   -------------

                                                                                   $   7,275,750
                                                                                   =============

                    LIABILITIES AND PARTNERS'EQUITY (DEFICIT)

LIABILITIES APPLICABLE TO INVESTMENT IN PROPERTY AND EQUIPMENT
     Mortgage note payable                                                        $   10,700,000
     Accrued interest payable                                                             82,925
                                                                                   -------------
                                                                                      10,782,925
OTHER LIABILITIES
     Accounts payable                                                                      3,564
     Tenant security deposits                                                             59,686
     Deferred rental revenue                                                               6,254
     Accrued investor services fee                                                         7,000
     Working capital loan (includes accrued interest
        of $262,178)                                                                   1,081,278
     Operating expense loan (includes accrued interest
        of $67,280)                                                                    1,233,909
     Loan payable                                                                        347,177
     Deferred management fees                                                            148,460
     Subordinated management fees                                                         67,468
     Subordinated loan payable                                                           153,843
                                                                                   -------------
                                                                                      13,891,564
PARTNERS'EQUITY (DEFICIT)
     Capital contributions                                    $    5,835,310
     Less: Nonamortizable costs                                      439,499
                                                              --------------
                                                                   5,395,811
     Cumulative cash distributions                                  (334,692)
     Cumulative income (losses)                                  (11,676,933)         (6,615,814)
                                                              --------------       -------------

                                                                                   $   7,275,750
                                                                                   =============

                        See notes to financial statements

                Casselberry-Oxford Associates Limited Partnership

                             STATEMENT OF OPERATIONS

                          Year ended December 31, 1998

Gross potential rental revenue                                                         2,436,921
Less vacancies and allowances                                                            120,507
                                                                                   -------------
        Net rental revenue                                                             2,316,414

Interest income                                                                           10,672
Other income                                                                             115,084
                                                                                   -------------
        Total operating revenue                                                        2,442,170
                                                                                   -------------
Operating expenses
    Renting                                                   $       33,772
    Administrative                                                   258,475
    Maintenance and operating                                        522,898
    Utilities                                                        170,730
    Taxes                                                            224,628
    Insurance                                                         80,038           1,290,541
                                                              --------------       -------------

Mortgage interest                                                    996,397
Interest on advances and loans                                        88,820
Depreciation                                                         230,306
Amortization                                                          46,034
Financing fees                                                        15,500
investor services fees                                                 8,991
Other partnership expenses                                             8,665           1,394,713
                                                              --------------       -------------

        Total expenses                                                                 2,685,254
                                                                                   -------------

        Net income (loss)                                                               (243,084)
                                                                                   =============


                        See notes to financial statements

                                                      Casselberry-Oxford Associates Limited Partnership

                                                           STATEMENT OF PARTNERS'EQUITY (DEFICIT)

                                                                Year ended December 31, 1998


                               Gross             Less             Net         Cumulative
                               capital      nonamortizable     capital          cash          Cumulative          Partners'
                            contributions        costs       contributions   distributions   income (losses)   equity (deficit)
                            -------------   --------------   -------------   -------------   ---------------   ----------------
Partners' equity (deficit)
    l/l/98                   $ 5,835,310      $ (439,499)    $ 5,395,811      $ (324,745)     $(11,433,849)      $(6,362,783)

Cash
    distributions                      -               -               -          (9,947)                -            (9,947)

Net income (loss)                      -               -               -               -          (243,084)         (243,084)
                             -----------      ----------     -----------      ----------      ------------       -----------

Partners' equity (deficit)
    12/31/98                 $ 5,835,310      $ (439,499)    $ 5,395,811      $ (334,692)     $(11,676,933)      $(6,615,814)
                             ===========      ==========     ===========      ==========      ============       ===========

                        See notes to financial statements

                Casselberry-Oxford Associates Limited Partnership

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1998

Cash flows from operating activities
  Net income (loss)                                                             $     (243,084)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Depreciation                                                                       230,306
    Amortization                                                                        46,034
    Changes in asset and liability accounts
    (Increase) decrease in assets
     Tenant receivables                                                                  3,292
     Other accounts receivable                                                           4,215
     Mortgage escrow deposits                                                          (11,070)
     Tenant security deposits - net                                                      1,057
    Increase (decrease) in liabilities
     Accounts payable                                                                  (42,504)
     Accrued interest - working capital loan                                            88,820
     Deferred rental revenue                                                           (19,748)
                                                                                --------------
         Net cash provided by (used in) operating activities                            57,318
                                                                                --------------

Cash flows from investing activities
  Net disbursements from (deposits to) reserve for replacements                        (29,294)
  Net disbursements from (deposits to) capital expenditure reserve                           0
  Investment in property and equipment                                                 (18,319)
                                                                                --------------
         Net cash provided by (used in) investing activities                            44,907
                                                                                --------------
Cash flows from financing activities
  Proceeds from (principal payments on) working capital advances                        (3,234)
  Distributions to partners                                                             (9,947)
                                                                                --------------
         Net cash provided by (used in) financing activities                           (13,181)
                                                                                --------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               89,044
     Cash and cash equivalents, beginning                                              164,794
                                                                                --------------
     Cash and cash equivalents, end                                             $      253,838
                                                                                ==============
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                        $      996,397
                                                                                ==============

                        See notes to financial statements

                Casselberry-Oxford Associates Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998


NOTE I - ORGANIZATION

   Casselberry-Oxford Associates Limited Partnership, a Maryland limited partnership, was formed January 1, 1983 to acquire an interest in real property located in Casselberry, Florida and to construct and operate a 336 unit rental housing community known as Reflections Apartments. The partnership will continue to operate until December 31, 2036, unless dissolved earlier in accordance with the partnership agreement. The partnership has entered into an agreement, which governs the rental, sale, and conversion of the units with the Orange County Housing Finance Authority of the State of Florida, and Suntust Bank, Central Florida, National Association. The agreement provides for, among other things, the rental of at least 20% of the units to tenants whose income does not exceed 80% of the median area income. This restriction is necessary in order for the partnership to comply with the provisions of the Internal Revenue Code governing preservation of the tax exempt status ofthe bonds issued by the Orange County Housing Finance Authority.

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

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   Cash Equivalents

   The partnership invests substantially all of its available cash in the operating bank account in an overnight investment in commercial paper which is considered to be a cash equivalent. At December 31, 1998, $226,528 was invested.

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

   Nonamortizable Costs

   The partnership has determined that nonarnortizable costs of $439,499, attributable to the issuing and marketing of limited partnership interests, are a direct reduction of capital.

   Income Taxes

   No provision or benefit for income taxes has been included in these financial statements since the taxable income or loss passes through to, and is reportable by, the partners on their respective income tax returns.

NOTE 3 - RELATED PARTY TRANSACTIONS

   The general partners of the partnership are OAMCO VII, L.L.C. and Leo E. Zickler.

   The general partners are officers and/or affiliates of Oxford Development Corporation (Oxford), Oxford Holding Corporation (OHC), Oxford Realty Financial Group, Inc. (ORFG), or Apartment Investment and Management Company (AIMCO).

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

   The following items were paid or are payable to Oxford, OHC, ORFG, AIMCO or their affiliates from operating revenues or distributable net cash flow.

   Property Management Fee

   The partnership has entered into an agreement with NHP Management Company, an affiliate of AIMCO, to provide property management services to the partnership. The fee for such services is equal to 3.36% of gross collections which was $80,547 in 1998. The agreement expires December 31, 1999, at which time it can be automatically renewed for one year periods, subject to certain limitations.

   Deferral of Fees

   In prior years, NHP Management Company was required to defer a portion of the property management fees. At December 31, 1998 the cumulative amount deferred was $45,287 and is included in deferred management fees. Additionally, Oxford Management Company, Inc. (OM[C), the former property management agent, had also deferred management fees of $ 87,745 in prior years.

   These deferred fees are payable without interest from distributable net cash flow (note 7) or from the proceeds of sale or refinancing, after certain priorities.

   Subordination of Fees

   In 1987, OMC agreed to subordinate $67,468 of its management fees. This amount is repayable to OMC, without interest, from distributable net cash flow (note 7) or proceeds of sale or refinancing of the project, after certain priorities.

   Accounting and Data Processing Fee

   NHP Management Company receives an accounting and data processing fee of $1.49 per unit per month. A fee of $6,015 was paid in 1998.

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

   Administrative Fee

   NHP Management Company receives an annual fee of $895 for preparation of workpapers and account analyses for the audit firm.

   Incentive Management Fee

   The general partners and/or their affiliates receive an incentive management fee payable from distributable net cash flow after certain priorities (note
   7). No fee was earned in 1998.

   Capital Improvement Consulting. Oversight, and Administrative (CICOA) Fee

   NBP Management Company earns a fee for its services in special planning and oversight in connection with capital improvements made to the rental property. The fee is 7.46% ofthe actual costs of certain capital improvements, subject to certain limitations, and is payable to NHP Management Company from operating revenue. The fee earned in 1998 was $14,129.

   Cash Management Fee

   NHP Management Company receives a cash management fee for managing and investing partnership funds. The fee is 1. 12% of the average monthly investment portfolio (computed on an annualized basis) managed by NBP Management Company. The fee earned by NHP Management Company in 1998 was $3,217 and was offset against interest income.

   Asset Mana2ement Fees

   The partnership has entered into an Asset Management Agreement with ORFG to provide certain supervisory and asset management services to the partnership, which previously had been provided by the former property management agent, Oxford Management Company, Inc. (OMC), but are not provided by NHP Management Company, including overseeing the property manager. A portion of the fee earned for such services in 1998 was $35,770, representing an amount equal to 34.1% of all the above-referenced fees payable to NHP Management Company, and is currently payable as an operating expense.

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

   Asset Management Fees (Continued)

   In prior years, ORFG was required to defer a portion of this fee. As of December 31, 1998, the cumulative amount deferred was $15,428 and is included in deferred management fees.

   Additionally under this agreement, ORFG eams a fee equal to 1% of the gross receipts ("supplemental fee"). The supplemental fee is deferred and is payable from distributable net cash flow (note 7). Any unpaid supplemental fee will bear interest at 2% per annum over the prime rate as charged by Citibank (7.75% at December 31, 1998). No supplemental fee was expensed in 1998.

   Management estimates that projected future cash flow will not be sufficient to pay the supplemental fee. Consequently, the partnership has ceased accrual of this fee. If, in the future, the partnership determines that projected cash flow is sufficient to pay this fee, the partnership will accrue any prior year's fees and interest thereon at that time.

   Investor Services Fee

   An investor services fee is payable annually on a cumulative basis to ORFG for its services in preparing necessary reports for the investor limited partners and in communicating with them concerning the partnership's affairs. The fee may be increased by the same percentage as the average percentage increase in the project's rent. A fee of $8,991 was expensed and paid in 1998.

   Prior to January 1, 1994, Oxford Equities Corporation (OEQ was the servicer ofthis information. The balance due OEC at December 31, 1998 was $7,000.

   Due from Oxford

   When OMC provided property management services to the partnership, the employees of the partnership were paid through a common paymaster, Oxford Realty Services Corporation (ORSQ. The partnership had a deposit with ORSC of $19,116 which represented approximately the amount advanced by ORSC to fund payroll before being reimbursed by the partnership. This deposit will be refunded by ORSC in accordance with the Payroll Reimbursement Agreement.

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

   The following loans have been made to the partnership by Oxford or its affiliates.

   Working Cgpital Loan

   Oxford has provided working capital loans to the partnership. Repayment of this loan is subordinated to certain priority returns to the Preferred ILPs (note 7), with the unpaid balance accruing interest at a simple rate equal to 10% per annum. Interest of $88,820 was expensed in 1998. As of December 31, 1998, the amount due Oxford was $1,081,278 which includes accrued interest of $262,178.

   Operating Expense Loan

   Pursuant to a loan and incentive fee agreement between OMC and the partnership, OMC has agreed to provide an operating expense loan. OMC has advanced $1,233,909 asof December 31, 1998 which includes accrued interest of $67,280. Pursuant to an earlier agreement no additional interest will be charged. The loan is repayable from distributable net cash flow (note 7) or proceeds of the sale or refinancing of the project, after certain priorities. OMC is not required to make additional operating expense loans as the term of this obligation has expired.

   Subordinated Loan Pgyable

   During 1988, a collateral security account flinded by Oxford, in the amount of $153,843 was drawn to pay mortgage interest of the partnership. This amount is repayable to Oxford, without interest, upon sale or refinancing of the project, after certain priorities.

   Amounts outstanding on the above notes and loans at the time of sale or refinancing of the project or the dissolution of the partnership are payable from the proceeds of such sale, refinancing or partnership liquidation.

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 4 - PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost, net of accumulated depreciation, and at December 3 1, 1998 consisted of the following:

      Land                                     $      700,000
      Buildings                                     9,173,606
      Building equipment                            1,616,897
                                               --------------
                                                   11,490,503
      Less accumulated depreciation                (5,002,976)
                                               --------------
                                               $    6,487,527
                                               ==============

NOTE 5 - MORTGAGE NOTE PAYABLE

   The mortgage note payable in the amount of $10,700,000, was financed by the 1995 Series Tax Exempt Refunding Bonds issued by Orange County Housing Finance Authority. Debt service payments on the mortgage loan are made directly to the sole bond holder, American Tax-Exempt Bond Trust. The mortgage loan provides for: (a) maturity on December 22, 2005; (b) an interest rate equal to 9% per annum; (c) monthly payments of interest only and quarterly interest payments equal to 25% of net cash flow after a priority payment to the partnership equal to 3.7% of total operating income for the period; and (d) establishment of a capital expenditure reserve with an initial deposit at closing of $200,000 and, monthly deposits into a replacement reserve equal to $8,400 per month for the first 24 months and $7,000, per month, thereafter. During 1998, the balance of the capital expenditure reserve was released to the partnership.

   The liability of the partnership is limited to the property and equipment collateralizing the mortgage note and certain other amounts deposited with the mortgage lender.

NOTE 6 - LOAN PAYABLE

   In 1989, the partnership received a loan from Merrill Lynch, Hubbard, Inc., to cover certain costs of refinancing a previous mortgage loan. The loan is repayable, without interest, from the proceeds of the sale or refinancing of the project, after certain priorities. As of December 3 1, 1998, the loan balance was $347,177.

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 7 - PARTNERS'CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

   Partners' capital contributions are as follows:

      General and Special Limited Partners                                      $          260
      Investor Limited Partners                                                      4,750,050
      Preferred Limited Partners                                                     1,085,000
                                                                                --------------
                                                                                $    5,835,310
                                                                                ==============

   Distributable net cash flow at December 31, 1998 is as follows:

      Cash and cash equivalents                                                 $      253,838
      Tenant security deposits                                                          62,011
                                                                                --------------
                                                                                       315,849
      Less: Accounts payable                                   $        3,564
            Tenant security deposits                                   59,686
            Deferred rental revenue                                     6,254
            Accrued interest payable                                   82,925          152,429
                                                               --------------   --------------
      Surplus cash                                                                     163,420


      Less: Partnership's preferred return (3.7% of total
               income)                                                                  90,126
                                                                                --------------

      Adjusted cash flow                                                                73,294
                                                                                --------------

      Less: 25% of adjusted cash flow to lender as
               participation interest                                                   18,324
                                                                                --------------

      Remaining adjusted cash flow                                                      54,970

      Partnership's preferred return                                                    90,126
                                                                                --------------

      Total distributable net cash flow to partnership                          $      145,096
                                                                                ==============

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 7 - PARTNERS'CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS (Continued)

   The general partners have the right to reserve for contingencies and future replacements in amounts determined adequate for such purposes at any time.

    Distributable net cash flow, when available, is payable as follows:

   (a) To the preferred limited partners, payment of an $87,000 cumulative, annual preferred return beginning in 1996 (The balance due under this priority is $261,000);

   (b)   To payment of any unpaid investor services fees;

   (c) To ORFG, payment of any unpaid supplemental fee charged to the partnership beginning in 1995 and any accrued interest thereon;

   (d) To Oxford, all unpaid interest of 10%, simple interest, on Oxford working capital loan in the original amount of $815,000 made in 1995;

   (e) From 50% of remaining distributable net cash flow, repayment of outstanding principal on the Oxford working capital loan in the original amount of $815,000;

   (f) To the preferred limited partners, an amount equal to a cumulative, compounded return of 15% per year on the preferred capital contributions ($2,178,555 as of December 31, 1998 less prior distributions to preferred limited partners);

   (g) To the preferred limited partners, an amount equal to the preferred capital contributions;

   (h) To ORSC and ORFG, payment of the 1992 - 1994 supplemental fees and interest thereon from up to 50% of distributable cash flow;

   (i) To OMC, NBP Management Company and ORFG, in payment of any deferred property management fees;

   (j) To the investor limited partners, up to $380,000 in accordance with their partnership interests;

                Casselberry-Oxford Associates Limited Partnership

                                December 31, 1998


NOTE 7 - PARTNERS'CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS (Continued)

   (k) To the special limited and general partners, up to $20,000 in accordance with their partnership interests;

   (1)   To OMC, the payment of 1987 subordinated property management fee;

   (m) To the payment of any operating expense loans, including interest thereon;

   (n) The next $126,667 shall be distributed on a non-cumulative basis as follows: 25% to the general and special limited partners and 75% to the investor limited partners;

   (o) The remaining amount will be distributed 40% to the general partners and/or their affiliates as an incentive management fee, 50% to the investor limited partners, and 10% to the special limited and general partners.

Pursuant to the partnership agreement, the Preferred Limited Partners will receive a priority distribution from the net proceeds of any sale, refinancing or partnership liquidation.

                               ROLLING RIDGE, LLC
                          (A Limited Liability Company)

                                     Audited
                              Financial Statements

                                December 31, 1998

                                TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                        1

Balance Sheet                                                       2

Statement of Operations                                             3

Statement of Members' Equity                                        4

Statement of Cash Flows                                             5

Notes to Financial Statements                                       6

                          INDEPENDENT AUDITOR'S REPORT

To The Members
Rolling Ridge, LLC

I have audited the accompanying balance sheets of Rolling Ridge, LLC a California limited liability company) as of December 31, 1998 and 1997, and the related statements of operations, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Ridge, LLC as of December 31, 1998 and 1997, and the results of its operations, changes in members' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                          /S/ JAMES L. ZIMMERMAN


February 8, 1999

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                                 Balance Sheets

                           December 31, 1998 and 1997

ASSETS                                                       1998                  1997
------                                                       ----                  ----
Land and buildings (including land of $1,113,241)        $ 6,587,225           $ 6,587,225
at cost, less accumulated depreciation - Note I           (1,824,641)            1,625,587
                                                         -----------           -----------

       Net land and buildings                              4,762,584             4,961,638

Cash - operating account                                      51,914                    --
Cash - restricted for replacement reserve - Note 2             6,384                 5,605
Accounts receivable from tenants                               2,476                 3,176
Debt financing costs, less accumulated
amortization ($20,291 and $14,048 in 1998
and 1997, respectively)                                      166,990               173,233
                                                         -----------           -----------
                                                         $ 4,990,348            15,143,652
                                                         ===========           ===========
LIABILITIES AND MEMBERS'EQUITY
------------------------------
Liabilities:
  Mortgage payable - Note 2                               $4,925,000            $4,925,000
  Bank overdraft                                                  --                37,235
  Accounts payable                                            27,608                16,848
  Prepaid rents from tenants                                     590                 1,356
  Tenants security deposits payable                           62,208                66,777
  Accrued contingent interest payable - Note 2                15,808                    --
                                                         -----------           -----------

       Total liabilities                                   5,031,214             5,047,216

Members' equity (deficit)                                    (40,866)              (96,436)
                                                         -----------           -----------
                                                         $ 4,990,348           $ 5,143,652
                                                         ===========           ===========


See Accompanying Notes to Financial Statements                               2

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                             Statement of Operations

                  For the Year Ended December 31, 1998 and 1997

ASSETS                                                       1998                  1997
------                                                       ----                  ----
Revenue:
  Net rentals                                            $   981,349           $   920,968
  Other income                                                24,615                22,516
                                                         -----------           -----------
       Total revenues                                      1,005,964               943,484
                                                         -----------           -----------
Cost of operations:
  Payroll and related                                         90,101                85,377
  Management fees                                             40,281                37,743
  Advertising and promotion                                   15,352                19,106
  Professional fees                                            4,199                 8,809
  Other administrative expenses                               13,833                14,806
  Landscaping                                                 15,360                12,830
  Painting (net of $25,000 reimbursement
  in 1998)                                                     6,130                33,304
  Other repairs and maintenance                               94,397                70,646
  Refuse collection                                           11,420                 8,659
  Utilities                                                   59,396                61,298
  Insurance                                                    7,495                 6,303
  County and trustee fees                                      8,899                14,882
  Property taxes                                             112,048               136,675
  Interest expense - Note 2                                  459,058               443,250
                                                         -----------           -----------

       Total cost of operations                              937,969               953.688
                                                         -----------           -----------
Income (loss) before depreciation
and amortization                                              67,995               (10,204)

Depreciation and amortization                                205,297               205,297
                                                         -----------           -----------

Net loss                                                 $  (137,302)          $  (215,501)
                                                         ===========           ===========


See Accompanying Notes to Financial Statements                               3

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                           Statements of MembersEquity

                 For the Years Ended December 31, 1998 and 1997

                                               Duane R.          Ralph & Diane
                                                 Raab                Haun               Total
                                               --------          -------------          -----
Balances at December 31, 1996                 $ 246,553            $  53,384          $ 299,937

Contributions                                     6,000                6,000             12,000

Net income (loss) - 1997                       (107,751)            (107,750)           215,501
                                              ---------            ---------          ---------

Balances (deficit) at December 31, 1997         144,802              (48,366)            96,436

Net income (loss) - 1998                        (68,651)             (68,651)          (137,302)
                                              ---------            ---------          ---------

Balances (deficit) at December 31, 1998       $  76,151            $(117,017)         $ (40,866)
                                              =========            =========          =========


See Accompanying Notes to Financial Statements                               4

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                             Statement of Cash Flows

                 For The Years Ended December 31, 1998 and 1997

                                                              1998                 1997
                                                              ----                 ----
Cash flows from operating activities:
   Net loss                                                $(137,302)           $(215,501)
   Adjustments to reconcile net loss
   to net cash provided by (applied to)
   operating activities:
        Depreciation and amortization                        205,297              205,297
        (Increase) decrease in:
        Accounts receivable                                      700                3,012
        Increase (decrease) in:
        Bank overdraft                                       (37,235)              (8,606)
        Accounts payable                                      10,760                 (171)
        Prepaid rents                                           (766)                 283
        Tenants security deposits                             (4,569)               1,914
        Accrued contingent interest payable                   15,808                   --
                                                           ---------            ---------

               Net adjustments                               189,995              201,729
                                                           ---------            ---------

               Total from operating activities                52,693              (13,772)
                                                           ---------            ---------

Cash flows from investing activities:
   Deposits to replacement reserves                          (21,996)             (21,996)
   Expenditures from replacement reserves                     21,217               23,768
                                                           ---------            ---------

               Net cash flows from investing
               activities                                       (779)               1,722
                                                           ---------            ---------

Cash flows from financing activities:
   Member contributions                                           --               12,000
                                                           ---------            ---------

Net increase (decrease) in cash                               51,914                    0
                                                           ---------            ---------

Beginning cash balance                                             0                    0
                                                           ---------            ---------

Ending cash balance                                        $  51,914            $       0
                                                           =========            =========

Supplemental disclosure - cash paid
during year for interest                                   $ 443,250            $ 443,250
                                                           =========            =========



See Accompanying Notes to Financial Statements                               5

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                          Notes to Financial Statement

                                December 31, 1998


1. Orizanization and Summa!y of Significant Accounting Policies

   Organization

   Rolling Ridge, LLC. a California limited liability company, was formed on June 6, 1996 as the successor entity to Rolling Ridge partners (Duane R. Rabb, Ralph E. Haun, and Diane E. Haun) a California general partnership, which developed and constructed the I 10-unit multifamily residential rental project located in Chino Hills, County of San Bernardino, California, known as Rolling Ridge Apartments. The effective commencement date of Rolling Ridge, LLC is August 2. 1996, the date the partners refinanced the original loan on the property. Rolling Ridge, LLC has a limited life and will be dissolved by January 1, 2036.

   Basis of Accouglin

   The company's books are maintained on the modified cash basis of accounting. These financial statements are prepared on the accrual basis of accounting.

   Rental Income

   Rental income is recognized for apartment rentals as they accrue. Advance receipts of rental income is deferred and classified as liabilities until earned. All apartment leases are operating leases.

   Land and Buildings

   Land and buildings contributed to the LLC by the predecessor partners have been recorded at their historical cost basis to the partners, which approximates the fair market value of the apartment complex per an appraisal as of August 2, 1996. Depreciation is computed using the straight-line method over an estimated useful life of 27.5 years.

   Income Taxes

   The company is not a taxpaying entity for federal and state income tax purposes, and thus no income tax expense has been recorded in the statements. Income of the company is taxed to the members in their individual returns.

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                          Notes to Financial Statements

                                December 31, 1998


2. Mortgage PUAble

   The mortgage payable to American Tax-Exempt Bond Trust in the amount of $4,925,000 as provided through the issuance and sale of Multifamily Housing Revenue Bonds 1996 Series A (Rolling Ridge Apartments) issued by the County of San Bernardino, California. The note bears interest at an annual rate of 9.0%, payable monthly. The terms of the note provide for the payment of interest only until maturity, July 1, 2026, at which time the entire principal balance is due.

   The note also provides for contingent interest equal to 30% of net property cash flow after payment of the base interest, and 25% of net sales or repayment proceeds (which may in certain circumstances when no sale proceeds are received, including but not limited to refinancing, be measured by fair market value) over repayment of outstanding principal until the borrower has paid interest at a simple annual rate of 16% over the term of the note, after which no further contingent interest payments will be required.

   Contingent interest for the years ended December 31, 1998 and 1997 was calculated as follows:

                                                            1998                 1997
                                                            ----                 ----
         Cash flow from operating
         activities as reported in
         the statements of cash flows - Page 5             $52,693             $(13,772)

         Percentage rate                                     x 30%                x 30%
                                                           -------             --------

         Contingent interest payable                       $15,808             $      0
                                                           =======             ========

                               ROLLING RIDGE, LLC
                          (a limited liability company)

                          Notes to Financial Statements

                      For the Year Ended December 31, 1998

3. Replacement Reserve

   The company is required to make monthly deposits in escrow in an amount equal to onetwelfth of the estimated annual real property taxes and insurance premiums for the property. In addition, the company is required to establish and maintain a replacement reserve escrow account and make monthly deposits of $1,833 into this account. Activity in the replacement reserve escrow account for the years ended December 31, 1998 and 1997 is shown below:

                                                          1998                   1997
                                                          ----                   ----
          Balance at beginning of year                   $ 5,605               $ 7,377
          Monthly contributions (12 x $1,833)             21,996                21,996
          Expenditures:
             Floor covering                               12,347                18,116
             Other furnishings                               690                 3,632
             Roof repairs                                  1,450                 2,020
             Heating and air conditioning                  1,355
             Plumbing and water heaters                    3,235
             Painting                                      1,140
             Landscaping improvements                      1,000                    --
                                                         -------               -------
                                                          21.217                23,768
                                                         -------               -------
          Balance at end of year                         $ 6,384               $ 5,605
                                                         =======               =======

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.

                            FINANCIAL STATEMENTS AND
                             ADDITIONAL INFORMATION

                          YEAR ENDED DECEMBER 31, 1998

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----

INDEPENDENT AUDITORS' REPORT                                               1

FINANCIAL STATEMENTS

     Statement of Financial Position                                       2

     Statement of Activity                                                 3

     Statement of Cash Flows                                               4

     Notes to Financial Statements                                     5 - 6

INDEPENDENT AUDITORS' REPORT ON ADDITIONAL INFORMATION                     7

ADDITIONAL INFORMATION

     Supporting Schedule                                                   8

                          Independent Auditors' Report


Board of Directors
Lexington Trails-American Housing Foundation, Inc.
Fairfax, Virginia


We have audited the accompanying statement of financial position of Lexington Trails-American Housing Foundation, Inc. as of December 31, 1998 and the related statements of activity, and cash flows for the year then ended. These financial statements are the responsibility of the Foundation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Trails-American Housing Foundation, Inc. as of December 31, 1998, and the changes in its net deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/S/ WELENKEN HIMMELFARB & CO.

WELENKEN HIMMELFARB & CO.
Certified Public Accountants


Louisville, Kentucky
March 5, 1999

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                         STATEMENT OF FINANCIAL POSITION
                                DECEMBER 31, 1998

                                     ASSETS

Investment in rental property, net                                     $ 4,011,666
Cash                                                                        34,439
Tenant rents receivable                                                      8,375
Security deposit reserve                                                    16,665
Prepaid insurance                                                            4,227
Mortgage escrow deposits                                                   315,877
Deferred financing costs, net                                              124,845
                                                                       -----------

    Total Assets                                                       $ 4,516,094
                                                                       ===========


                           LIABILITIES AND NET DEFICIT

LIABILITIES
    Mortgage note payable                                              $ 4,900,000
    Accounts payable                                                        84,756
    Loan payable - AHF                                                      20,000
    Accrued AHF support                                                     39,815
    Accrued expenses                                                        31,252
    Accrued interest                                                        24,500
    Rents received in advance                                                4,773
    Tenants' security deposits payable                                      40,117
                                                                       -----------

        Total Liabilities                                                5,145,213
                                                                       -----------

NET DEFICIT                                                               (629,119)
                                                                       -----------

TOTAL LIABILITIES AND NET DEFICIT                                      $ 4,516,094
                                                                       ===========


See accompanying Notes to Financial Statements.

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                              STATEMENT OF ACTIVITY
                          YEAR ENDED DECEMBER 31, 1998


REVENUES
    Gross potential rent                                                $  1,278,640
    Vacancies                                                                (86,078)
                                                                        ------------

        Net rental revenue                                                 1,192,562

    Interest income                                                           19,506
    Other income                                                              58,146
                                                                        ------------

        Total revenues                                                     1,270,214
                                                                        ------------

EXPENSES
    Administrative                                                           287,446
    Operating and maintenance                                                387,244
    Utilities                                                                169,484
    Taxes and insurance                                                      124,999
    Financial                                                                459,256
    Depreciation and amortization                                            181,754
    Support services provided by parent                                       39,815
                                                                        ------------

        Total expenses                                                     1,649,998
                                                                        ------------

CHANGE IN NET ASSETS                                                        (379,784)

NET DEFICIT, BEGINNING                                                      (249,335)
                                                                        ------------

NET DEFICIT, ENDING                                                     ($   629,119)
                                                                        ============


See accompanying Notes to Financial Statements.

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                             STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
     Change in net deficit                                                 ($379,784)
     Adjustments to reconcile change in net assets to net cash
       used in operating activities:
         Depreciation                                                        176,403
         Amortization of deferred financing costs                              5,351
           Increase or decrease in:
             Tenant rents receivable                                          (3,355)
             Security deposit reserve                                         32,932
             Prepaid insurance                                                (4,227)
             Accounts payable                                                (18,316)
             Accrued AHF support                                             (22,723)
             Accrued expenses                                                 31,252
             Rents received in advance                                         2,366
             Tenant security deposits                                         (1,710)
                                                                        ------------

                  Net cash used in operating activities                     (181,811)
                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in mortgage escrow deposits                                    142,160
     Purchase of property and equipment                                       (4,561)
                                                                        ------------

                  Net cash provided by investing activities                  137,599
                                                                        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan - AHF                                                 20,000
                                                                        ------------

                  Net cash provided by financing activities                   20,000
                                                                        ------------

CHANGE IN CASH                                                               (24,212)

CASH AT BEGINNING OF YEAR                                                     58,651
                                                                        ------------

CASH AT END OF YEAR                                                     $     34,439
                                                                        ============


Supplemental disclosures of cash flow information:

     Cash paid during the period for interest                           $    441,000


See accompanying Notes to Financial Statements.

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                          NOTES TO FINANCIAL STATEMENTS


A. ORGANIZATION

   Lexington Trails-American Housing Foundation, Inc., a Texas non-stock, not-for-profit corporation in accordance with Section 501 ( c )(3) of the Internal Revenue Code, was organized under the laws of the State of Texas to own and operate a 200 unit apartment complex located in Houston, Texas.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Unrestricted Net Assets

   None of the Corporation's net assets are subject to donor-imposed restrictions. Accordingly, all net assets are accounted for as unrestricted net assets under SFAS No. 117.

   Estimates

   The financial statements of the Corporation are prepared on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Investment in Rental Property

   Buildings and improvements are recorded at cost and are being depreciated on the straight-line basis over their estimated useful lives. The estimated useful lives of the assets range from 5 to 25 years.

   Deferred Financing Costs and Amortization

   Deferred financing costs represent bond procurement costs and are being amortized over the life of the bonds.

   Income Taxes

   No provision has been made for income taxes in the accompanying financial statements since the Corporation is a not-for-profit corporation under
   Section 501(c)(3) of the Internal Revenue Code.

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

C.   INVESTMENT IN RENTAL PROPERTY

     Investment in rental property at December 31, 1998 consisted of the following:

         Land                                                  $  650,000
         Land improvements                                        232,340
         Equipment                                                 75,179
         Buildings                                              3,300,000
         Building improvements                                     44,835
                                                               ----------
                                                                4,302,354
             Accumulated depreciation                            (290,688)
                                                               ----------
                                                               $4,011,666
                                                               ==========

D.      DEFERRED FINANCING COSTS

     Deferred financing costs at December 31, 1998 consisted of the following:

         Deferred financing costs                               $ 133,763
             Accumulated amortization                              (8,918)
                                                               ----------
                                                                $ 124,845
                                                               ==========

E. MORTGAGE NOTE PAYABLE

   The mortgage note payable in the amount of $4,900,000 was funded through the issuance and sale of Multifamily Mortgage Revenue Bonds of the Harris County Housing Finance Corporation. The note bears interest at an effective base annual rate of 9%. The terms of the note provide for monthly payments of interest only until maturity, May 1, 2022, at which time the entire principal balance is due, unless required to be paid by the owner of the bonds prior to maturity.

   The Corporation has assigned this Note to Texas Commerce Bank National Association, as Trustee under a certain Trust Indenture, dated as of May 1, 1997, between the Corporation and the Trustee with respect to the Corporation's $4,900,000 Multifamily Mortgage Revenue Bonds, 1997 Series.

F. TRANSACTIONS WITH RELATED PARTY

   The Corporation is supported by the American Housing Foundation, Inc. ("AHF") in accordance with Section 509 (a) (3) of the Internal Revenue Code. AHF provides all supportive services to the Corporation and receives contributions from the Corporation in support of those services.

   AHF is also the parent of the Corporation in accordance with a group exemption permission, dated February 19, 1993, from the Internal Revenue Service, and the Corporation derives its charitable exemption by being listed by AHF on its roster of subordinate units.

                                   ADDITIONAL

                                   INFORMATION

             Independent Auditors' Report on Additional Information




Board of Directors
Lexington Trails-American Housing Foundation, Inc.
Fairfax, Virginia


The additional information presented on the following page for the year ended December 31, 1998, is presented for analysis purposes and is not a required part of the basic financial statements. The additional information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





WELENKEN HIMMELFARB & CO.
Certified Public Accountants



Louisville, Kentucky
March 5, 1999

               LEXINGTON TRAILS-AMERICAN HOUSING FOUNDATION, INC.
                               SUPPORTING SCHEDULE
                          YEAR ENDED DECEMBER 31, 1998

OTHER INCOME
    Laundry                                                          $   1,283
    Forfeited deposits                                                  11,990
    Late charges                                                        29,254
    Application fees                                                     3,669
    Cleaning fees, damages, surcharges                                  11,950
                                                                     ---------
                                                                     $  58,146
                                                                     =========

ADMINISTRATIVE EXPENSES
    Advertising and marketing                                        $  39,992
    Salaries                                                            80,523
    Office supplies                                                      2,390
    Management fees                                                     59,642
    Professional fees                                                    8,878
    Rent free units                                                     21,808
    Bad debts                                                           35,356
    Telephone and answering service                                      9,748
    Furniture rental                                                     1,009
    Travel and mileage                                                   7,764
    Resident activities                                                  7,211
    Postage and delivery                                                 2,408
    Printing and forms                                                   4,119
    Miscellaneous administrative                                         6,598
                                                                     ---------
                                                                     $ 287,446
                                                                     =========

OPERATING AND MAINTENANCE
    Salaries                                                          $102,121
    Exterminating                                                        3,459
    Garbage and trash removal                                           12,832
    Landscaping                                                         21,365
    Repairs, maintenance and supplies                                  229,992
    Security                                                            17,475
                                                                     ---------
                                                                     $ 387,244
                                                                     =========

UTILITIES
    Electricity                                                        $22,041
    Gas                                                                 42,706
    Water and sewer                                                    104,737
                                                                     ---------
                                                                     $ 169,484
                                                                     =========

TAXES AND INSURANCE
    Payroll taxes                                                    $  18,744
    Real estate taxes                                                   63,663
    Workers compensation                                                12,353
    Group insurance                                                      9,095
    Property and liability insurance                                    18,350
    Directors and officers insurance                                     2,794
                                                                     ---------
                                                                     $ 124,999
                                                                     =========

FINANCIAL
    Interest                                                          $441,000
    Trustee and issuer fees                                             18,256
                                                                     ---------
                                                                     $ 459,256
                                                                     =========

DEPRECIATION AND AMORTIZATION
    Depreciation                                                      $176,403
    Amortization                                                         5,351
                                                                     ---------
                                                                     $ 181,754
                                                                     =========
SUPPORT SERVICES PROVIDED BY PARENT
    Salaries                                                           $30,211
    Payroll taxes                                                        1,484
    Overhead                                                             5,492
    Miscellaneous                                                        2,628
                                                                     ---------
                                                                     $  39,815
                                                                     =========

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                  By: RELATED AMI ASSOCIATES, INC., as Manager



Date:  March 30, 1999                   By: /s/ J. Michael Fried
                                            --------------------
                                            J. Michael Fried
                                            Director and President
                                           (Principal Executive Officer)



Date:  March 30, 1999                   By: /s/ Stuart J. Boesky
                                            --------------------
                                            Stuart J. Boesky
                                            Director and Senior Vice President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                  Title                                 Date



/s/ J. Michael Fried       Director and President (Principal
J. Michael Fried           Executive  Officer) of the Manager    March 30, 1999


/s/ Stuart J. Boesky       Director and Senior Vice President
Stuart J. Boesky           of the Manager                        March 30, 1999


/s Alan P. Hirmes          Senior Vice President (Principal
-----------------
Alan P. Hirmes             Financial Officer) of the Manager     March 30, 1999


/s/ Glenn F. Hopps         Treasurer (Principal Accounting
Glenn F. Hopps             Officer) of the Manager               March 30, 1999