Form 10-Q
period 1999-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 1999-05-12
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No  ____

AMERICAN TAX-EXEMPT BOND TRUST
Balance Sheets

                            March 31,                    December 31,
                              1999                            1998
                          (Unaudited)                       (Audited)

ASSETS

Investment in First Mortgage
  Bonds - at fair value (Note 2)          $26,607,953          $26,607,953
Cash and cash equivalents          517,165          889,126
Marketable securities          300,000          0
Organization costs (net of
  accumulated amortization of
  $50,000 and $37,500, respectively)           0          12,500
Accrued interest receivable               185,160              182,058

Total assets          $27,610,278          $27,691,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Due to affiliates          $     710,271          $     640,178
Accounts payable                14,768                21,000

Total liabilities                725,039               661,178

Shareholders' equity:
Beneficial owner's equity-manager          (21,626)          (19,941)
Beneficial owners' equity-
  shareholders (1,491,765
  and 1,488,661 shares
  issued and outstanding,
  respectively)          25,281,211          25,389,056
Treasury shares of beneficial
  interest (28,244 and 25,140 shares,
  respectively)          (536,636)          (477,660)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds            2,162,290            2,139,004
Total shareholders' equity          26,885,239          27,030,459

Total liabilities and shareholders'
  equity          $27,610,278          $27,691,637

See Accompanying Notes to Consolidated Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Operations
(Unaudited)

                    Three Months Ended
                        March 31,
                1999                  1998

Revenues
Interest income:
First Mortgage Bonds (Note 2)          $525,942          $506,531
Marketable Securities              5,168              9,287
Total revenues          531,110          515,818

Expenses:
General and administrative          25,724          12,457
General and administrative-
  related parties (Note 3)          26,113          13,816
Loan servicing fees          14,656          14,656
Amortization of organization costs            12,500              2,500
Total expenses            78,993            43,429
Net income          $452,117          $472,389

Allocation of net income
Shareholders          $418,174          $438,243
Manager          4,224          4,427
Special distributions
  to Manager (Note 3)            29,719            29,719
Net income          $452,117          $472,389

Basic income per weighted average
  -shareholders          $        .29          $        .30

See Accompanying Notes to Consolidated Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statement of Changes in Shareholders' Equity
(Unaudited)
                                                          Beneficial          Beneficial
                                                             Owner's          Owner's
                                                             Equity-          Equity-
                                    Total               Shareholders          Manager
Balance at
January 1, 1999          $27,030,459          $25,389,056          $  (19,941)

Issuance of shares of
beneficial ownership interest          58,980          58,980          0
Comprehensive Income:

Net income                           452,117          418,174          33,943

Other Comprehensive Income:

Net unrealized  gain on
First Mortgage Bonds                    23,286          0          0
Distributions                  (620,627)          (584,999)          (35,628)
Purchase of treasury shares of
beneficial interest              (58,976)               0          0

Balance at
March 31, 1999          $26,885,239          $25,281,211          $  (21,626)

                              Treasury          Accumulated
                              Shares of          Other
                              Beneficial        Comprehensive   Comprehensive
                              Interest          Income          Income
Balance at
January 1, 1999          $(477,660)          $2,139,004          $3,903,172

Issuance of shares of beneficial
ownership interest                               0          0          0
Comprehensive Income:

Net income                               0          0          452,117

Other Comprehensive Income:

Net unrealized  gain on
First Mortgage Bonds                     0          23,286          23,286
Distributions                             0          0          0
Purchase of treasury
shares of
beneficial
interest            (58,976)                     0                       0

Balance at
March 31, 1999          $(536,636)          $2,162,290          $  475,403

See Accompanying Notes to Consolidated Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Cash Flows
(Unaudited)

                      Three Months Ended
                           March 31,
                   1999              1998
Cash flows from operating activities:
Net income          $452,117          $472,389
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs          12,500          2,500
Amortization expense-loan
  origination costs          23,286          26,889
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable          (3,102)          (835)
Increase in due to affiliates          70,093          29,048
Decrease in accounts payable            (6,232)          (13,364)
Total adjustments           96,545           44,238

Net cash provided by operating
  activities          548,662          516,627

Cash flows from investing activities:
Purchase of marketable securities          (300,000)          (300,000)
Increase in deferred costs                      0           (26,614)

Net cash used in investing activities          (300,000)          (326,614)

Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest          58,980          60,646
Distributions to shareholders          (620,627)          (622,321)
Purchase of treasury shares of
  beneficial interest            (58,976)          (140,733)

Net cash used in
  financing activities          (620,623)          (702,408)

Net decrease in cash and
  cash equivalents          (371,961)          (512,395)

Cash and cash equivalents at
  beginning of period          889,126          1,081,939

Cash and cash equivalents at
  end of period          $517,165          $  569,544

See Accompanying Notes to Consolidated Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
March 31, 1999
(Unaudited)

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

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of March 31, 1999, the backlog of shares to be redeemed is 31,953.

The Trust has invested the Net Proceeds primarily in First Mort-gage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The Trust is also per-mitted to invest in other tax-exempt securities which have shorter maturities than First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional in-vestments in Tax-Exempt Securities.

The Trust's marketable securities at March 31, 1999, consist en-tirely of commercial paper, which have a carrying value that ap-proximates their market value. The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") SFAS No. 115 Accounting for
Certain Investments in Debt and Equity Securities. At March 31, 1999 and December 31, 1998, the Trust has classified its first mort-gage bonds and marketable securities as available for sale.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1998. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of March 31, 1999, the results of operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the three months ended March 31, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's An-nual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Investment in First Mortgage Bonds

General

The cost basis of the First Mortgage Bonds was $24,445,663 and $24,468,949 at March 31, 1999 and December 31, 1998. The net
unrealized gain on First Mortgage Bonds of $2,162,290 and $2,139,004 as of March 31, 1999 and December 31, 1998, respec-tively, consists of gross unrealized gains and losses of $2,167,281 and $4,991, respectively, at March 31, 1999 and $2,150,794 and $11,790, respectively, as of December 31, 1998.


AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
March 31, 1999
(Unaudited)
Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of
March 31, 1999 and December 31, 1998 are as follows:
                                  Date of        Outstan-
                                  Invest-        ding Loan      Loan
                                  ment/Final     Balance at     Origina-
                  Descrip-        Maturity       March          tion
Property          tion             Date          31, 1999       Costs
Reflections
Apartments        336
Casselbury,       Apt.          12/95 -
Florida (A)       Units          12/25          $10,700,000          $293,914
Rolling Ridge
Apartments        110
Chino Hills,      Apt.          8/96-
California(B)     Units          8/26          4,925,000          241,725
Lexington Trails
Apartments        200
Houston,          Apt.          5/97-
Texas (C)         Units          5/22          4,900,000          123,886
Highpointe Apartments
Harrisburg,       240
Pennsylvania      Apt.          9/97-
(D)               Units          6/06           3,250,000          237,917

                                            $23,775,000          $897,442
                Accumu-
                lated          Unrealized
                Amorti-        Gain (Loss)
                zation at      at             Balance at       Balance at
                Mar. 31,       March 31,      March            December
Property        1999           1999           31, 1999         31, 1998
Reflections
Apartments
Casselbury,
Florida (A)     $ (95,522)     $1,386,998     $12,285,390      $12,285,390
Rolling Ridge
Apartments
Chino Hills,
California(B)     (64,460)       450,793       5,553,058         5,553,058
Lexington Trails
Apartments
Houston,
Texas (C)          (23,745)      329,490       5,329,631         5,329,632
Highpointe Apartments
Harrisburg,
Pennsylvania
(D)                (43,052)       (4,991)      3,439,874         3,439,873

                  $(226,779)   $2,162,290    $26,607,953       $26,607,953
                      Debt
                      Service
                      Earned                          Net
                      by the          Less 1999       Interest
                       Trust          Amorti-         Earned
Property            for 1999          zation          for 1999
Reflections
Apartments
Casselbury,
Florida (A)          $240,750          $ (7,348)          $233,402
Rolling Ridge
Apartments
Chino Hills,
California(B)          125,103          (6,043)          119,060
Lexington Trails
Apartments
Houston,
Texas (C)          110,250          (3,097)          107,153
Highpointe Apartments
Harrisburg,
Pennsylvania
(D)           73,125           (6,798)           66,327

          $549,228          $(23,286)          $525,942



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

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended
March 31, 1999 and 1998 were as follows:
                                       Three Months Ended
                                           March 31,
                                   1999                  1998
Special distributions (i)          $  29,719          $  29,719
Expense reimbursements (iii)            26,113            13,816
                                   $  55,832          $  43,535

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a per-centage of total assets invested by the Trust; the total amount ac-crued and unpaid as of March 31, 1999 and December 31, 1998 amounted to $225,641 and $195,922, respectively; (ii) a subordi-nated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of certain administra-tive costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of March 31, 1999 and December 31, 1998 amounted to $400,012 and $373,899, re-spectively.

Note 4 - Subsequent Event

In May 1999, it is anticipated that distributions of approximately $585,000 and $6,000 will be paid to the Shareholders and the Man-ager, respectively, representing the 1999 first quarter distribution. The distribution will be funded from cash collections of interest income through approximately the distribution date, May 14, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mort-gage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and has the right to cause repay-ment of the bonds at that time. The Trust is also permitted to invest in Tax-Exempt Securities. However, all Tax-Exempt Securi-ties owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securi-ties.

During the quarter ended March 31, 1999, the Trust recorded an unrealized gain on First Mortgage Bonds of $23,286 primarily due to interest rate fluctuations. For a description of the Trust's in-vestments in First Mortgage Bonds see Note 2 of Notes to the Fi-nancial Statements.

During the three months ended March 31, 1999, cash and cash equivalents decreased approximately $372,000 due to the purchase of marketable securities ($300,000) and distributions to sharehold-ers ($621,000) which exceeded cash provided by operating activi-ties ($549,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $36,000.

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of March 31, 1999, the backlog of shares to be redeemed is 31,953.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable fu-ture. However, certain expense reimbursements totaling ap-proximately $400,000 and $374,000 at March 31, 1999 and Decem-ber 31, 1998, respectively, and the payment of a portion of the special distribution totaling approximately $226,000 and $196,000 at March 31, 1999 and December 31, 1998, respectively, to the Manager have been accrued and are unpaid. Without the Man-ager's continued accrual without payment of the aforementioned expense reimbursements and distributions the Trust will not be in a position to maintain its current distribution level. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Trust anticipates that cash generated from the operations of the properties underlying its investment in First Mortgage Bonds (taking into account its preferred position relative to other credi-tors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for the fore-seeable future.

Distribution Policy

The level of future distributions will depend upon results of opera-tions. Beginning in 1998, the Trust's distribution policy calls for quarterly distributions which more closely reflect collections. Notwithstanding the foregoing, the Trust may continue to accrue expenses and fees paid to the Manager. Although under no obli-gation to do so, to date the Manager has continued to supplement the amount available for distribution by continuing to defer pay-ment of its fees. As a result, the Trust was able to maintain an annual distribution rate of $1.60 per share.

Of the total distributions of $620,627 and $622,321 paid during the three months ended March 31, 1999 and 1998, $168,510 ($.11 per share or 27%) and $149,932 ($.10 per share or 24%) represents a return of capital determined in accordance with generally ac-cepted accounting principles. As of March 31, 1999, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with gen-erally accepted accounting principles, totaled $2,262,543. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations and contin-ued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fee, will be sufficient to permit the funding of distributions at the current level in the near future.

Results of Operations

The results of operations for the three months ended March 31, 1999 and 1998 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

General and administrative expenses increased approximately
$13,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to an increase in computer consulting fees.

General and administrative-related parties increased approxi-mately $12,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to higher expense reimbursements to affiliates of the Manager.

Amortization of organization costs increased $10,000 for the three months ended March 31, 1999 as compared to the corresponding period in 1998 due to the adoption of Statement of Position 98-5 Reporting on Costs of Start-Up Activity, pursuant to which the Trust is required to charge all unamortized organization costs as of January 1, 1999.

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

Year 2000 Compliance

The Trust utilizes the computer services of an affiliate of the Man-ager. The affiliate of the Manager has upgraded its computer information systems to be year 2000 compliant and beyond. The
Year 2000 compliance issue concerns the inability of a computer-ized system to accurately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial sys-tems applications and upgraded all of its non-compliant in-house software and hardware inventory. The work stations that experi-enced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Manager are not being charged to the Trust. The most likely worst case scenario that the Trust faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Trust's contingency plan is to have a complete backup done on December 31, 1999 and both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the Trust's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be Year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Trust has received assurances from a majority of its third parties with which it interacts that they have addressed the Year 2000 issues and is evaluating these assur-ances for their adequacy and accuracy. In cases where the Trust has not received assurances from third parties, it is initiating fur-ther mail and/or phone correspondence. The Trust relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to interest rate risk as it relates to its invest-ments in First Mortgage Bonds. At March 31, 1999, 96% of the
Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The first mortgage bonds are classified as available for sale and are carried at fair value with a net unrealized gain of $2,162,290 reported as a separate component of other comprehen-sive income. Two First Mortgage Bonds, representing 67% of the total investment in First Mortgage Bonds, are also entitled to par-ticipation in the cash flow of the underlying property, as defined.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, when applicable. A 1% increase in the current interest rate environment assumption at March 31, 1999 would result in a decrease of approximately $470,000 in the net unrealized gain on First Mortgage Bonds.

The Trusts ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call the First Mortgage Bonds after a period of 10 to 12 years from the date of acquisition for face value. The First Mort-gage Bonds are not allowed to be prepaid during the first five years, and are subject to a prepayment premium in years six through ten.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K


(a) 3.	Exhibits

	3(a)		Certificate of Trust and Certificate of Amendment
of Certificate of Trust (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11, File No. 33-73688).

	3(b),4	Second Amended and Restated Business Trust
(incorporated by reference to Exhibit 3(b), 4 to the Registration
Statement on Form S-11, File No. 33-73688)

	10(a)	Escrow Agreement (incorporated by reference to
Exhibit 10(a) to the Registration Statement on Form S-11, File No.
33-73688).

	10(b)	Fee Agreement (incorporated by reference to Ex-
hibit 10 (b) to the Registration Statement on Form S-11, File No.
33-73688).

	27		Financial Data Schedule (filed herewith)

(b)	Reports on Form 8-K

	No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this re-port to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN TAX-EXEMPT BOND TRUST
(Registrant)

	By:	RELATED AMI ASSOCIATES, INC.,
		as Manager

Date:  May 12, 1999

		By:  /s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Principal Financial Officer

Date:  May 12, 1999

		By:  /s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Principal Accounting Officer