Form 10-Q
period 1999-06-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1999-08-06
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN TAX-EXEMPT BOND TRUST
Balance Sheets

                                         June 30,             December 31,
                                           1999                  1998
                                       (Unaudited)             (Audited)

ASSETS

Investment in First Mortgage
  Bonds - at fair value (Note 2)       $26,607,953            $26,607,953
Cash and cash equivalents                  761,430                889,126
Organization costs (net of
  accumulated amortization of
  $50,000 and $37,500, respectively)             0                 12,500
Accrued interest receivable                177,807                182,058

Total assets                           $27,547,190            $27,691,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Due to affiliates                    $     766,747          $     640,178
Accounts payable                            13,351                 21,000

Total liabilities                          780,098                661,178

Shareholders' equity:
Beneficial owner's equity-manager          (23,040)               (19,941)
Beneficial owners' equity-
  shareholders (1,494,949
  and 1,488,661 shares
  issued and outstanding,
  respectively)                         25,201,687             25,389,056
Treasury shares of beneficial
  interest (31,428 and 25,140 shares,
  respectively)                           (597,130)              (477,660)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds                         2,185,575              2,139,004
Total shareholders' equity              26,767,092             27,030,459

Total liabilities and shareholders'
  equity                               $27,547,190            $27,691,637

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Operations
(Unaudited)

                   Three Months Ended         Six Months Ended
                         June 30,                 June 30,
                   1999          1998         1999            1998

Revenues
Interest income:
First Mortgage
  Bonds (Note 2)   $524,580     $514,023     $1,050,522       $1,020,554
Marketable
  Securities          4,703        8,430          9,871           17,717
Total revenues      529,283      522,453      1,060,393        1,038,271

Expenses:
General and
  administrative     13,079       10,193         38,803           22,650
General and
  administrative-
  related parties
  (Note 3)           21,936       19,000         48,049           32,816
Loan servicing fees  14,656       14,818         29,312           29,474
Amortization of
  organization costs      0        2,500         12,500            5,000
Total expenses       49,671       46,511        128,664           89,940
Net income         $479,612     $475,942    $   931,729      $   948,331

Allocation of net
  income
Shareholders       $445,394     $441,761     $  863,568       $  880,004
Manager               4,499        4,462          8,723            8,889
Special distributions
  to Manager
  (Note 3)           29,719       29,719         59,438           59,438
Net income         $479,612     $475,942    $   931,729      $   948,331

Basic income per
  weighted average
  Beneficial Owners'
  Equity-
  shareholders     $    .30     $    .30    $       .59      $       .60
See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statement of Changes in Shareholders' Equity
(Unaudited)
                                              Beneficial        Beneficial
                                              Owners'           Owner's
                                              Equity-           Equity-
                                 Total        Shareholders      Manager
Balance at January 1, 1999    $27,030,459     $25,389,056       $  (19,941)
Issuance of shares of beneficial
  ownership interest              119,470         119,470                0
Comprehensive Income:
Net income                        931,729         863,568           68,161
Other Comprehensive Income:
Net unrealized  gain on First
  Mortgage Bonds                   46,571               0                0
Distributions                  (1,241,667)     (1,170,407)         (71,260)
Purchase of treasury shares of
  beneficial interest            (119,470)              0                0
Total comprehensive income:
Balance at June 30, 1999      $26,767,092     $25,201,687       $  (23,040)

                                Treasury       Accumulated
                                Shares of      Other            Compre-
                                Beneficial     Compre-          hensive
                                Interest       Income           Income
Balance at January 1, 1999      $(477,660)     $2,139,004       $3,903,172
Issuance of shares of beneficial
  ownership interest                    0               0
Comprehensive Income:
Net income                              0               0       $  931,729
Other Comprehensive Income:
Net unrealized  gain on First
  Mortgage Bonds                        0          46,571           46,571
Distributions                           0               0
Purchase of treasury shares of
  beneficial interest            (119,470)              0
Total comprehensive income:                                     $  978,300
Balance at June 30, 1999        $(597,130)     $2,185,575


See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Cash Flows
(Unaudited)
                                             Six Months Ended
                                                 June 30,
                                           1999                   1998

Cash flows from operating activities:
Net income                             $   931,729            $   948,331
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs                        12,500                  5,000
Amortization expense-loan
  origination costs                         46,571                 50,175
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable                        4,251                  3,053
Increase in due to affiliates              126,569                 92,763
Decrease in accounts payable                (7,649)               (15,650)
Total adjustments                          182,242                135,341

Net cash provided by operating
  activities                             1,113,971              1,083,672

Cash flows from investing activities:
Purchase of marketable securities                0               (125,000)
Increase in deferred costs                       0                (26,614)

Net cash used in investing activities            0               (151,614)

Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest                   119,470                120,030
Distributions to shareholders           (1,241,667)            (1,242,932)
Purchase of treasury shares of
  beneficial interest                     (119,470)              (200,070)

Net cash used in
  financing activities                  (1,241,667)            (1,322,972)

Net decrease in cash and
  cash equivalents                        (127,696)              (390,914)

Cash and cash equivalents at
  beginning of period                      889,126              1,081,939

Cash and cash equivalents at
  end of period                       $    761,430           $    691,025

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
June 30, 1999
(Unaudited)

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

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of June
30, 1999, the backlog of shares to be redeemed is 25,749.

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

The Trust's marketable securities at June 30, 1999, consist entirely of commercial paper, which have a carrying value that approxi-mates their market value. The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") SFAS No. 115 Accounting for
Certain Investments in Debt and Equity Securities.  At June 30,
1999 and December 31, 1998, the Trust has classified its first mort-gage bonds and marketable securities as available for sale.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Trust's Form 10-K for the year ended December 31, 1998. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.
However, the operating results for the six months ended June 30, 1999 may not be indicative of the results for the year.

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

Note 2 - Investment in First Mortgage Bonds

General

The cost basis of the First Mortgage Bonds was $24,422,378 and $24,468,949 at June 30, 1999 and December 31, 1998. The net un-
realized gain on First Mortgage Bonds of $2,185,575 and $2,139,004 as of June 30, 1999 and December 31, 1998, respectively, consists of gross unrealized gains and losses of $2,185,575 and $0, respectively, at June 30, 1999 and $2,150,794 and $11,790, respec-tively, as of December 31, 1998.


AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
June 30, 1999
(Unaudited)
Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of
June 30, 1999 and December 31, 1998 are as follows:
                           Date of
                           Invest-    Outstanding
                           ment/      Loan            Loan
                           Final      Balance at      Origina-
                 Descrip-  Maturity   June            tion
Property         tion      Date       30, 1999        Costs
Reflections
Apartments       336
Casselbury,      Apt.      12/95 -
Florida (A)      Units     12/25      $10,700,000     $293,914
Rolling Ridge
Apartments       110
Chino Hills,     Apt.      8/96-
California(B)    Units     8/26         4,925,000      241,725
Lexington Trails
Apartments       200
Houston,         Apt.      5/97-
Texas (C)        Units     5/22         4,900,000      123,886
Highpointe
Apartments
Harrisburg,      240
Pennsylvania     Apt.      9/97-
(D)              Units     6/06         3,250,000      237,917
                                      $23,775,000     $897,442
                 Accumu-
                 lated         Unrealized
                 Amorti-       Gain (Loss)
                 zation at     at            Balance at    Balance at
                 June          June          June          December
Property         30, 1999      30, 1999      30, 1999      31, 1998
Reflections
Apartments
Casselbury,
Florida (A)      $(102,870)    $1,394,345    $12,285,389   $12,285,390
Rolling Ridge
Apartments
Chino Hills,
California(B)      (70,503)       456,836      5,553,058     5,553,058
Lexington Trails
Apartments
Houston,
Texas (C)          (26,842)       332,588      5,329,632     5,329,632
Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                (49,849)         1,806      3,439,874     3,439,873
                 $(250,064)    $2,185,575    $26,607,953   $26,607,953
                 Debt
                 Service
                 Earned        Less          Net
                 by the        1999          Interest
                 Trust         Amorti-       Earned
Property         for 1999      zation        for 1999
Reflections
Apartments
Casselbury,
Florida (A)      $ 494,732     $ (14,696)    $  480,036
Rolling Ridge
Apartments
Chino Hills,
California(B)      235,611       (12,086)       223,525
Lexington Trails
Apartments
Houston,
Texas (C)          220,500        (6,194)       214,306
Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                146,250       (13,595)       132,655

                $1,097,093      $(46,571)    $1,050,522

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

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended June 30, 1999 and 1998 were as follows:
                 Three Months Ended            Six Months Ended
                      June 30,                      June 30,
                 1999          1998           1999            1998
Special
  distribu-
  tions (i)   $  29,719     $  29,719      $  59,438       $  59,438
Expense
  reimburse-
  ments (iii)    21,936        19,000         48,049          32,816
              $  51,655     $  48,719       $107,487       $  92,524

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a per-centage of total assets invested by the Trust; the total amount ac-crued and unpaid as of June 30, 1999 and December 31, 1998 amounted to $255,360 and $195,922, respectively; (ii) a subordi-nated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of certain administra-tive costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of June 30, 1999 and December 31, 1998 amounted to $421,948 and $373,899, re-spectively.

Note 4 - Subsequent Event

In August 1999, it is anticipated that distributions of approxi-mately $585,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 1999 second quarter distribution. The distribution will be funded primarily from cash collections of interest income through the distribution date, August 14, 1999.

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

The fair value of the First Mortgage Bonds has not changed during the quarter ended June 30, 1999. Amortization of loan origination costs of $46,571 for the six months ended June 30, 1999, were offset by an increase in the unrealized gain on First Mortgage Bonds.
For a description of the Trust's investments in First Mortgage
Bonds see Note 2 of Notes to the Financial Statements.

During the six months ended June 30, 1999, cash and cash equivalents decreased approximately $128,000 due to distributions to shareholders ($1,242,000) which exceeded cash provided by operating activities ($1,114,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $59,000.

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of June
30, 1999, the backlog of shares to be redeemed is 25,749.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable fu-ture. However, certain expense reimbursements totaling ap-proximately $422,000 and $374,000 at June 30, 1999 and December
31, 1998, respectively, and the payment of a portion of the special distribution totaling approximately $255,000 and $196,000 at June 30, 1999 and December 31, 1998, respectively, to the Manager have been accrued and are unpaid. Without the Manager's continued accrual without payment of the aforementioned expense reim-bursements and distributions the Trust will not be in a position to maintain its current distribution level. The Manager has contin-ued allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Of the total distributions of $1,241,667 and $1,242,932 paid during the six months ended June 30, 1999 and 1998, $309,938 ($.21 per share or 25%) and $294,601 ($.20 per share or 24%) represents a return of capital determined in accordance with generally ac-cepted accounting principles. As of June 30, 1999, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with gen-erally accepted accounting principles, totaled $2,403,971. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations and contin-ued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fee, will be sufficient to permit the funding of distributions at the current level in the near future.

Results of Operations

The results of operations for the three and six months ended June 30, 1999 and 1998 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from marketable securities decreased approxi-mately $4,000 and $8,000 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 pri-marily due to higher cash and cash equivalent balances in 1998.

General and administrative expenses increased approximately
$3,000 and $16,000 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 primarily due to an increase in computer consulting fees.

General and administrative-related parties increased approxi-mately $3,000 and $15,000 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 pri-marily due to higher expense reimbursements to affiliates of the Manager.

Amortization of organization costs increased approximately
$8,000 for the six months ended June 30, 1999 as compared to the corresponding period in 1998 due to the adoption of Statement of Position 98-5 Reporting on Costs of Start-Up Activity, pursuant to which the Trust expensed all unamortized organization costs as of January 1, 1999.

Accounting Standards Issued but not yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities".
The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Trust.

Year 2000 Compliance

The Trust utilizes the computer services of an affiliate of the Man-ager. The affiliate of the Manager has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the Trust faces is that computer opera-tions will be suspended for a few days to a week at January 1, 2000. The Trust's contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the Trust's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Trust has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Trust has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence.
The Trust relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

The Trust is exposed to interest rate risk as it relates to its invest-ments in First Mortgage Bonds. At June 30, 1999, 97% of the
Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The First Mortgage Bonds are classified as avail-able for sale and are carried at fair value with a net unrealized gain of $2,185,575 reported as a separate component of accumu-lated other comprehensive income. Two First Mortgage Bonds, representing 67% of the total investment in First Mortgage Bonds, are also entitled to participation in the cash flow of the underlying property, as defined.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, when applicable. A 1% increase in the current interest rate environment assumption at June 30, 1999 would result in a decrease of approximately $470,000 in the net unrealized gain on First Mortgage Bonds.

The Trust's ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call the First Mortgage Bonds after a period of 10 to 12 years from the date of acquisition for face value. The First Mort-gage Bonds are not allowed to be prepaid during the first five years, and are subject to a prepayment premium in years six through ten.

PART II.  OTHER INFORMATION


Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K


(a) 3.	Exhibits

	3(a)		Certificate of Trust and Certificate of Amendment
of Certificate of Trust (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11, File No. 33-73688).

	3(b),4	Second Amended and Restated Business Trust
(incorporated by reference to Exhibit 3(b), 4 to the Registration
Statement on Form S-11, File No. 33-73688)

	10(a)	Escrow Agreement (incorporated by reference to
Exhibit 10(a) to the Registration Statement on Form S-11, File No.
33-73688).

	10(b)	Fee Agreement (incorporated by reference to Ex-
hibit 10 (b) to the Registration Statement on Form S-11, File No.
33-73688).

	27		Financial Data Schedule (filed herewith)

(b)	Reports on Form 8-K

	No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this re-port to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN TAX-EXEMPT BOND TRUST
(Registrant)

	By:	RELATED AMI ASSOCIATES, INC.,
		as Manager

Date:  August 6, 1999

		By:  /s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Principal Financial Officer

Date:  August 6, 1999

		By:  /s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Principal Accounting Officer