Form 10-Q
period 1999-09-30
AMERICAN TAX EXEMPT BOND TRUST
filed 1999-11-10
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999


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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN TAX-EXEMPT BOND TRUST
Balance Sheets
(Unaudited)
                                            September 30,     December 31,
                                               1999              1998
ASSETS

Investment in First Mortgage
  Bonds - at fair value (Note 2)             $26,607,953      $26,607,953
Cash and cash equivalents                        786,689          889,126
Organization costs (net of
  accumulated amortization of
  $50,000 and $37,500, respectively)                   0           12,500
Accrued interest receivable                      177,807          182,058

Total assets                                 $27,572,449      $27,691,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Due to affiliates (Note 3)                   $   829,251      $   640,178
Accounts payable                                  22,128           21,000

Total liabilities                                851,379          661,178

Shareholders' equity:
Beneficial owner's equity-manager                (24,350)         (19,941)
Beneficial owners' equity-
  shareholders (1,498,198
  and 1,488,661 shares
  issued and outstanding,
  respectively)                               25,133,689       25,389,056
Treasury shares of beneficial
  interest (31,428 and 25,140 shares,
  respectively)                                 (597,130)        (477,660)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds                               2,208,861        2,139,004
Total shareholders' equity                    26,721,070       27,030,459

Total liabilities and shareholders' equity   $27,572,449      $27,691,637

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Operations
(Unaudited)
                      Three Months Ended          Nine Months Ended
                         September 30,               September 30,
                      1999          1998          1999         1998

Revenues
Interest income:
First Mortgage
  Bonds (Note 2)      $532,374    $531,489     $1,582,896      $1,552,043
Marketable Securities    4,610       7,064         14,481          24,781
Total revenues         536,984     538,553      1,597,377       1,576,824

Expenses:
General and
  administrative        14,336      25,192         53,139          47,842
General and
  administrative-
  related parties
  (Note 3)              18,000      32,349         66,049          65,165
Loan servicing fees     14,655      14,982         43,967          44,456
Amortization of
  organization costs         0       2,500         12,500           7,500
Total expenses          46,991      75,023        175,655         164,963
Net income            $489,993    $463,530     $1,421,722      $1,411,861

Allocation of net
  income
Shareholders          $455,672    $429,474     $1,319,240      $1,309,478
Manager                  4,603       4,338         13,326          13,227
Special distributions
  to Manager
  (Note 3)              29,718      29,718         89,156          89,156
Net income            $489,993    $463,530     $1,421,722      $1,411,861

Basic income per
  weighted average
  Beneficial Owners'
  Equity-shareholders $    .31     $   .29     $      .90      $      .89

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statement of Changes in Shareholders' Equity
(Unaudited)
                                                        Accumulated
                      Beneficial  Beneficial  Treasury    Other
                        Owners'     Owner's   Shares of   Compre-   Compre-
                        Equity-     Equity-   Beneficial  hensive   hensive
            Total    Shareholders   Manager   Interest    Income    Income
Balance
at
January
1, 1999  $27,030,459  $25,389,056  $(19,941) $(477,660) $2,139,004

Issuance
of
shares of
beneficial
ownership
interest     181,209      181,209         0          0           0

Compre-
hensive
Income:

Net income
nine months
ended
September
30, 1999   1,421,722    1,319,240    102,482         0           0  $1,421,722

Other
Comprehensive
Income:

Net
unrealized
gain on
First
Mortgage
Bonds         69,857            0          0         0      69,857      69,857

Distri-
butions   (1,862,707)  (1,755,816)  (106,891)        0           0

Purchase
of
treasury
shares of
beneficial
interest    (119,470)           0          0  (119,470)          0

Total
compre-
hensive
income:                                                             $1,491,579

Balance at
September
30, 1999  $26,721,070  $25,133,689  $(24,350) $(597,130) $2,208,861

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Statements of Cash Flows
(Unaudited)
                                                  Nine Months Ended
                                                    September 30,
                                                  1999         1998
Cash flows from operating activities:
Net income                                   $ 1,421,722      $ 1,411,861
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs                              12,500            7,500
Amortization expense-loan
  origination costs                               69,857           73,461
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable                              4,251            3,889
Increase in due to affiliates                    189,073          170,334
Increase (decrease) in accounts payable            1,128           (9,900)
Total adjustments                                276,809          245,284

Net cash provided by operating
  activities                                   1,698,531        1,657,145

Cash flows from investing activities:
Purchase of marketable securities                      0         (200,000)
Increase in deferred costs                             0          (26,614)

Net cash used in investing activities                  0         (226,614)

Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest                         181,209          177,939
Distributions to shareholders                 (1,862,707)      (1,863,551)
Purchase of treasury shares of
  beneficial interest                           (119,470)        (258,039)

Net cash used in
  financing activities                        (1,800,968)      (1,943,651)

Net decrease in cash and
  cash equivalents                              (102,437)        (513,120)

Cash and cash equivalents at
  beginning of period                            889,126        1,081,939

Cash and cash equivalents at
  end of period                             $    786,689     $    568,819

See Accompanying Notes to Financial Statements.

AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
September 30, 1999
(Unaudited)

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

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of Sep-tember 30, 1999, the backlog of shares to be redeemed is 30,129.

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

The Trust follows the provisions of the Financial Accounting
Standards Board's Statement of Financial Accounting Standards
("SFAS") SFAS No. 115 Accounting for Certain Investments in
Debt and Equity Securities.  At September 30, 1999 and December
31, 1998, the Trust has classified its first mortgage bonds and mar-ketable securities as available for sale.

The books and records of the Trust are maintained on the accrual basis of accounting in accordance with Generally Accepted Ac-counting Principles. In the opinion of the Manager, the accompa-nying unaudited financial statements contain all adjustments (con-sisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of September 30, 1999, the results of operations for the three and nine months ended Sep-tember 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. However, the operating results for the nine months ended September 30, 1999 may not be indicative of the results for the year.

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

Note 2 - Investment in First Mortgage Bonds

General

The cost basis of the First Mortgage Bonds was $24,399,092 and $24,468,949 at September 30, 1999 and December 31, 1998. The net unrealized gain on First Mortgage Bonds of $2,208,861 and $2,139,004 as of September 30, 1999 and December 31, 1998, re-spectively, consists of gross unrealized gains and losses of $2,208,861 and $0, respectively, at September 30, 1999 and $2,150,794 and $11,790, respectively, as of December 31, 1998.


AMERICAN TAX-EXEMPT BOND TRUST
Notes to Financial Statements
September 30, 1999
(Unaudited)

Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of
September 30, 1999 and December 31, 1998 are as follows:
                     Date of                           Accumu-
                     Invest-    Outstanding            lated
                     ment/      Loan         Loan      Amorti-     Unrealized
                     Final      Balance at   Origina-  zation at   Gain at
            Descrip- Maturity   September    tion      September   September
Property      tion     Date     30, 1999     Costs     30, 1999    30, 1999
Reflections
Apartments     336
Casselbury,    Apt.    12/95 -
Florida (A)    Units   12/25    $10,700,000  $293,914  $(110,218)  $1,401,694

Rolling Ridge
Apartments     110
Chino Hills,   Apt.    8/96-
California(B)  Units   8/26       4,925,000   241,725    (76,546)     462,879

Lexington
Trails
Apartments     200
Houston,       Apt.    5/97-
Texas (C)      Units   5/22       4,900,000   123,886    (29,939)     335,685

Highpointe
Apartments
Harrisburg,    240
Pennsylvania   Apt.    9/97-
(D)            Units   6/06       3,250,000   237,917    (56,647)       8,603

                                $23,775,000  $897,442  $(273,350)  $2,208,861

                                           Debt
                                           Service
                                           Earned       Less       Net
               Balance at    Balance at    by the       1999       Interest
               September     December      Trust        Amorti-    Earned
Property       30, 1999      31, 1998      for 1999     zation     for 1999
Reflections
Apartments
Casselbury,
Florida (A)    $12,285,390   $12,285,390   $  743,294   $(22,044)  $  721,250

Rolling Ridge
Apartments
Chino Hills,
California(B)    5,553,058     5,553,058      359,334    (18,129)     341,205

Lexington
Trails
Apartments
Houston,
Texas (C)        5,329,632     5,329,632      330,750     (9,291)     321,459

Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)              3,439,873     3,439,873      219,375    (20,393)     198,982

               $26,607,953   $26,607,953   $1,652,753   $(69,857)  $1,582,896

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

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended September 30, 1999 and 1998 were as follows:
                         Three Months Ended          Nine Months Ended
                            September 30,              September 30,
                         1999          1998          1999         1998
Special distribu-
  tions (i)            $ 29,718      $ 29,718      $ 89,156      $ 89,156

Expense reimburse-
  ments (iii)            18,000        32,349        66,049        65,165

                       $ 47,718      $ 62,067      $155,205      $154,321

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a per-centage of total assets invested by the Trust; the total amount ac-crued and unpaid as of September 30, 1999 and December 31, 1998 amounted to $285,078 and $195,922, respectively; (ii) a subordi-nated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds; (iii) reimbursement of certain administra-tive costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of September 30, 1999 and December 31, 1998 amounted to $439,948 and $373,899, respectively.

Note 4 - Subsequent Event

On November 2, 1999, Charter Municipal Mortgage Acceptance Company ("CharterMac"), and the Trust entered into a merger agreement pursuant to which the Trust would merge with and into a wholly-owned subsidiary of CharterMac, CM Holding Trust. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of CharterMac. CharterMac (which is listed on the American Stock Exchange) and the Trust are both managed by affiliates of Related Capital Company.

Under the terms of the merger agreement, each share of beneficial ownership of the Trust outstanding on the effective date of the proposed merger will be converted into the right to receive
1.43112 shares of beneficial interest in CharterMac. Following the merger, current Trust shareholders will own approximately 9.3% of the outstanding common shares of CharterMac.

Consummation of the merger is subject to several conditions, in-cluding, without limitation, approval of the merger by the Trust's shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of CharterMac shares preceding the closing of the transaction is outside of Char-terMac's historical trading range of $11.13 and $14.50 per share.

The companies expect to file a joint consent solicita-tion/prospectus in the near future with the Securities and Ex-change Commission ("SEC"). Following review of such materials by the SEC, the merger will be presented to the Trust's sharehold-ers for their approval. Subject to the Trust's shareholders ap-proval, CharterMac and the Trust expect that the transaction will close during the first quarter of 2000.

In November 1999, it is anticipated that distributions of approxi-mately $586,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 1999 third quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations.

Liquidity and Capital Resources

The Trust has invested the Net Proceeds primarily in First Mort-gage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for ap-proximately 10 to 12 years and has the right to cause repayment of the bonds at that time. The Trust is also permitted to invest in Tax-Exempt Securities. However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not antici-pate making additional investments in Tax-Exempt Securities.

The fair value of the First Mortgage Bonds has not changed during the quarter ended September 30, 1999. Amortization of loan origination costs of $69,857 for the nine months ended September
30, 1999, were offset by an increase in the unrealized gain on First Mortgage Bonds. For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial State-ments.

During the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $102,000 due to distributions to shareholders ($1,863,000) and the purchase of treasury shares of beneficial interest ($119,000) which exceeded cash provided by operating activities ($1,699,000) and proceeds from the issuance of shares of beneficial interest ($181,000). Included in the adjust-ments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $82,000.

Pursuant to the Redemption Plan which became effective October
15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of Sep-tember 30, 1999, the backlog of shares to be redeemed is 33,378.

The Trust expects that cash generated from its investments will be sufficient to pay all of the Trust's expenses in the foreseeable fu-ture. However, certain expense reimbursements totaling ap-proximately $440,000 and $374,000 at September 30, 1999 and
December 31, 1998, respectively, and the payment of a portion of the special distribution totaling approximately $285,000 and $196,000 at September 30, 1999 and December 31, 1998, respec-tively, to the Manager have been accrued and are unpaid. With-out the Manager's continued accrual without payment of the aforementioned expense reimbursements and special distributions the Trust will not be in a position to maintain its current distribu-tion level. The Manager has continued allowing the accrual with-out payment of these amounts but is under no obligation to con-tinue to do so.

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

The Manager is in the process of exploring ways to allow the Trust to continue making distributions at, or near its current levels de-spite the fact that collections do not currently permit the Trust to do so and pay its expenses on a current basis. The manager ex-pects to make an announcement of such a plan in the near future although there can be no assurance as to when or if such an an-nouncement will be made nor the terms of any proposal. Any such proposal is expected to require shareholder approval prior to its implementation.

Of the total distributions of $1,862,707 and $1,863,551 paid during the nine months ended September 30, 1999 and 1998, $440,985
($.29 per share or 24%) and $451,960 ($.30 per share or 24%) repre-sents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1999, the aggregate amount of the distributions made since the commence-ment of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $2,535,018. The portion of the distributions which constitute a return of capi-tal was significant during the acquisition stage in order to main-tain level distributions to shareholders.

Management expects that cash flow from operations and contin-ued deferral of payment of the Manager's expense reimbursement, special distribution and loan servicing fee, will be sufficient to permit the funding of distributions at the current level in the near future.

Results of Operations

The results of operations for the three and nine months ended September 30, 1999 and 1998 consisted primarily of interest in-come earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from marketable securities decreased approxi-mately $2,000 and $10,000 for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to higher cash and cash equivalent balances in 1998.

General and administrative expenses (decreased) and increased approximately $(11,000) and $5,000 for the three and nine months ended September 30, 1999 as compared to the corresponding peri-ods in 1998. The decrease for the three months was primarily due to a decrease in printing and computer consulting fees. The in-crease for the nine months was primarily due to an increase in legal fees.

General and administrative-related parties decreased approxi-mately $14,000 for the three months ended September 30, 1999 as compared to the corresponding period in 1998 primarily due to higher expense reimbursements to affiliates of the Manager in the third quarter of 1998.

Amortization of organization costs increased approximately
$5,000 for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 due to the adoption of State-ment of Position 98-5 Reporting on Costs of Start-Up Activity, pursuant to which the Trust expensed all unamortized organiza-tion costs as of January 1, 1999.

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

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

The Trust is exposed to interest rate risk as it relates to its invest-ments in First Mortgage Bonds. At September 30, 1999, 96% of the Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The First Mortgage Bonds are classified as avail-able for sale and are carried at fair value with a net unrealized gain of $2,208,861 reported as a separate component of accumu-lated other comprehensive income. Two First Mortgage Bonds, representing 67% of the total investment in First Mortgage Bonds, are also entitled to participation in the cash flow of the underlying property, as defined.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, when applicable. A 1% increase in the current interest rate environment assumption at September 30, 1999 would result in a decrease of approximately $470,000 in the net unrealized gain on First Mortgage Bonds.

The Trust's ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call the First Mortgage Bonds after a period of 10 to 12 years from the date of acquisition for face value. The First Mort-gage Bonds are not allowed to be prepaid during the first five years, and are subject to a prepayment premium in years nine through ten.

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

	No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, the registrant has duly caused this re-port to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN TAX-EXEMPT BOND TRUST
(Registrant)

	By:	RELATED AMI ASSOCIATES, INC.,
		as Manager

Date:  November 9, 1999

		By:  /s/ Alan P. Hirmes
			Alan P. Hirmes
			Senior Vice President and
			Principal Financial Officer

Date:  November 9, 1999

		By:  /s/ Glenn F. Hopps
			Glenn F. Hopps
			Treasurer and
			Principal Accounting Officer