Form 10-K
period 1999-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 2000-03-29
CIK 916824

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

	Shares of Beneficial Interest

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No  ___

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

	Registrant's prospectus dated November 1, 1994, as filed with the Commis-sion pursuant to Rule 424(b) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

CAUTIONARY STATEMENT FOR PURPOSES OF
THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS
"BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR
EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING
STATEMENTS.  STATEMENTS LOOKING FORWARD IN TIME ARE
INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO
THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995.  SUCH STATEMENTS ARE
SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD
CAUSE ACTUAL  RESULTS TO DIFFER MATERIALLY, INCLUDING,
BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS."  READERS ARE CAUTIONED NOT TO
PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING
STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.  THE
TRUST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE
FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR
CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO
REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I

Item 1.  Business.

General

American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a finite life, closed end Delaware business trust for the purpose of in-vesting in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and se-cured by first mortgage loans on multifamily residential apartment and re-tirement community projects. The Manager to the Trust is Related AMI Associ-ates, Inc., a Delaware corporation ("Related AMI" or the "Manager"). The Manager manages the day to day affairs of the Trust pursuant to the Second Amended and Restated Business Trust Agreement (the "Trust Agreement"), dated as of September 27, 1994, among Related AMI, as grantor, Related AMI, as Man-ager, Wilmington Trust Company, a Delaware banking corporation, as trustee, and the other persons referred to herein to be holders of beneficial inter-ests in the Trust. See Item 10, Directors and Executive Officers of the Trust, below.

On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corpora-tion, pursuant to a prospectus dated November 1, 1994. The Offering termi-nated as of October 15, 1996. A total of 1,460,980 shares were sold through the Offering and as of December 31, 1999, 40,501 shares were issued through the dividend reinvestment plan (the "Reinvestment Plan") (2,541 of which were not restricted for use in connection with the Redemption Plan and are included in Gross Proceeds), representing Gross Proceeds (the "Gross Proceeds") of $29,989,113 (before volume discounts of $4,244). Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Redemption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

The Trust's principal investment objectives are to: (i) preserve and protect the Trust's invested capital; (ii) provide quarterly distributions that are exempt from Federal income taxation; and (iii) provide additional distribu-tions in connection with First Mortgage Bond investments from contingent in-terest payments exempt from Federal income taxation. There can be no assur-ance that such objectives will be achieved.

The Trust has invested the Net Proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects ("Underlying Properties") owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, al-though the Trust anticipates holding the First Mortgage Bonds for approxi-mately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002). The Trust is also permitted to invest in other tax exempt securities which have shorter maturities then First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

Proposed Merger
On November 2, 1999, the Trust, CharterMac, and CM Holding Trust, a wholly owned subsidiary of CharterMac ("CharterMac Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger of the Trust (the "Merger") with and into CharterMac Sub, with CharterMac Sub as the surviving entity in the Merger. Pursuant to the Merger Agreement and upon the terms and subject to the conditions and limitations therein, each issued and outstanding share of beneficial interest in the Trust will be converted into the right to receive 1.43112 shares of beneficial interest in CharterMac. CharterMac and the Trust are both managed by affiliates of Related Capital Company.

Consummation of the Merger, which is expected in the second quarter of 2000, is subject to various conditions, including approval of the Merger by the shareholders of the Trust. Prior to such shareholders' meeting, CharterMac will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the CharterMac Shares to be issued in exchange for the outstanding Trust Shares. Such Char-terMac Shares will be offered to the Trust shareholders only pursuant to a prospectus that will also serve as a consent statement for the shareholders of the Trust.

First Mortgage Bonds
As of December 31, 1999, the Trust has made the following investments in
First Mortgage Bonds:
                                                Original
                          Date of               Bond
                          Invest-               Amount and             Par-
                          ment/                 Outstanding            ticipa-
                          Final       Pre-      Balance at   Base      tion in
                Descrip   Maturity    pay-      December     Interest  Cash
Property        -tion     Date        ment      31, 1999     Rate      Flow
Reflections     336       12/1995 -   Permit-   $10,700,000
Apartments      Apt.      12/2025     ted                    9%        25%
Casselbury,     Units                 after
FL                                    12/1/99

Rolling Ridge   110       8/1996 -    Permit-     4,925,000
Apartments      Apt.      8/2026      ted                    9%        30%
Chino Hills,    Units                 after
CA                                    8/1/00

Lexington       200       5/1997 -    Permit-     4,900,000
Trails          Apt.      5/2022      ted                    9%        N/A
Apartments      Units                 after
Houston,                              5/1/02
TX

Highpointe      240       9/1997 -    Not         3,250,000
Apartments      Apt.      6/2006      permit-                9%        N/A
Harrisburg,     Units                 ted
PA
                                                $23,775,000

All leases for the Underlying Properties are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage. All tenants are residential.

Property             Occupancy (%)                 Monthly Rent Per Unit
(Year)         95    96   97   98   99        95     96     97     98     99
Reflections
(336 Units)    94    96   93   95   93       $528   $546   $576   $604   $631

Rolling Ridge
(110 Units)   N/A    96   94   100  98       N/A    $665   $698   $743   $784

Lexington
Trails
(200 Units)   N/A   N/A   97   96   95       N/A    N/A    $515   $533   $556

Highpointe
(240 Units)   N/A   N/A   98   89   98       N/A    N/A    $605   $597   $602

Reflections Apartments
On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds"). In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority and are secured by a first mortgage and mortgage loan on Reflections Apartments (the "Project" or "Reflections"), a development consisting of 336 apartment units in Cassel-berry, Florida. Reflections is owned by Casselberry-Oxford Associates, L.P. (the "Borrower"). The Reflections Bonds bear a fixed current interest rate of 9.0%. In addition, the Trust is entitled to 25% of the cash flow, as de-fined. The Reflections Bonds mature in 2025 and are subject to mandatory re-demption, at the Trust's option, beginning in December 2005. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, was prohibited until December 1999. Prepayment in whole is now permitted subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

Rolling Ridge Apartments
On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County and are secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower"). The Rolling Ridge Bonds bear a fixed current interest rate of 9.0%. In addi-tion, the Trust will be entitled to 30% of the cash flow, as defined. The Rolling Ridge Bonds mature in 2026 and are subject to mandatory redemption, at the Trust's option, beginning in August 2006. The Borrower will be per-mitted two nine-month extensions. The principal of the Rolling Ridge Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until August 2000. Prepayment in whole will be per-mitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by1% per year until the tenth year, when there will be no prepayment premium payable.

Lexington Trails Apartments
On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (the "Lex-ington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corpo-ration and are secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development con-sisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc. The Lex-ington Trails Bonds bear a fixed current rate of 9.0%. The Lexington Trails Bonds mature in May 2022 and are subject to mandatory redemption, at the Trust's option, beginning in May 2007. The principal of the Lexington Trails Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until May 2002. Prepayment in whole will be permit-ted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

Highpointe Apartments
The Highpointe Apartments ("Highpointe") are secured by two series of bonds. The Multifamily Housing Revenue Bonds Series 1989 (the "Multifamily Bonds") are owned by the Trust. The Redevelopment Authority of the County of Daupin, Multifamily Housing Revenue Bonds, Series 1986 (the "Redevelopment Bonds") in the principal amount of $8,900,000 are owned by CharterMac. Highpointe is owned and operated by RHA Inv., Inc. (the "Borrower") which is an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trus-tees of both the Borrower and the Manager, also owns 40% and 67.2% of each en-tity, respectively. The Multifamily Bonds bear interest at 9%, have a first claim of cash flow for payment of interest and a pari passu first mortgage se-curity interest with a $750,000 priority on the payment of principal upon sale or refinancing. The Multifamily Bonds are current with respect to the payment of the 9% interest. The Redevelopment Bonds currently pay interest based on the net cash flow and are currently paying approximately 4.7% per annum. The difference between the pay rate and the base rate (8.5% per annum) is accruing and is payable from first available cash flow or sale/refinancing proceeds. While the Borrower is in technical default under the terms of the loan agree-ment as the loan documents do not call for cash flow mortgage payments on the Redevelopment Bonds, CharterMac has indicated it will not exercise its rights and remedies as defined under the terms of the Redevelopment Bonds and mort-gage documents.

Competition
The Trust's business is affected by competition to the extent that the under-lying properties from which it derives interest and ultimately, principal payments, and participation in cash flow may be subject to competition relat-ing to rental rates and amenities from comparable neighboring properties.
The Trust does not believe it competes with any other companies, due to the fact that it is not permitted to borrow, nor does it have additional funds to invest.

Competition for the Properties in there corresponding community is as follows:

Property              Competition

Reflections           9 apartment complexes
Rolling Ridge         7 apartment complexes
Lexington Trails      263 apartment complexes
Highpointe            24 apartment complexes

Employees
The Trust does not directly employ anyone. All services are performed for the Trust by the Manager and its Affiliates. The Manager receives compensa-tion in connection with such activities as set forth in Items 11 and 13. In addition, the Trust reimburses the Manager and certain of its Affiliates for expenses incurred in connection with the performance by their employees of services for the Trust in accordance with the Trust Agreement.

Item 2.  Properties.

The Trust does not own or lease any property.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Shareholders.

Consummation of the Merger, which is expected in the second quarter of 2000, is subject to various conditions, including approval of the Merger by the shareholders of the Trust. See Item 1-Business-Proposed Merger.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters.

As of December 31, 1999, a total of 1,501,481 shares have been sold to the public, either through the Offering or the Trust's Reinvestment Plan, repre-senting Gross Proceeds of $29,989,113 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of December 31, 1999, 40,501 shares have been sold through the Reinvestment Plan (2,541 of which were not restricted for use in connection with the Redemption Plan and are included in Gross Proceeds), the proceeds of which ("Reinvestment Proceeds") are restricted for use in connec-tion with the Redemption Plan and are not included in Gross Proceeds. As of December 31, 1999, 37,960 shares were redeemed.

The number of shareholders as of March 1, 2000 was 1,400. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may there-fore not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount. Consequently, the pur-chase of shares should be considered only as a long-term investment.

Due to the pending Merger, the Trust's Manager gave notice to Shareholders and has suspended the Redemption Plan and the Reinvestment Plan with the quarter ended September 30, 1999.

Reinvestment Plan
Shares received pursuant to the Reinvestment Plan entitled participants to the same rights and treatment as those issued pursuant to the offering. Dur-ing the offering period, the price per share offered pursuant to the Rein-vestment Plan was $20. From October 15, 1996, (the termination of the offer-ing period) until October 15, 1999, (the third anniversary of the final clos-ing date), the price per share offered pursuant to the Reinvestment Plan was $19.

Redemption Plan
The Trusts Redemption Plan became effective October 15, 1996. The Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net Reinvestment Proceeds from the sale of shares under the Reinvestment Plan. There is no assurance that there will be Rein-vestment Proceeds available for redemption and accordingly, no assurance that the Trust will be able to redeem an investor's share. Upon presentation of shares which are eligible for redemption ("Eligible Shares") to the Trust for redemption, the redemption price was $19 per Eligible Share. The Manager, in its sole discretion, may determine that it is appropriate to pay a higher price than described above. The redemption price of $19 shall be reduced by that portion of the Distributions received with respect to such Share which represents a principal payment or other return of capital.

Distribution Information
Cash distributions to shareholders for the years ended December 31, 1999 and
1998 were as set forth in the following table:
                                                    Total Amount
Cash Distribution                     Per Share     Distributed to
for Quarter Ended      Date Paid     Distribution   Shareholders
March 31, 1999          5/15/1999       $ .4000      $  585,408
June 30, 1999           8/14/1999         .4000         585,408
September 30, 1999     11/14/1999         .4000         586,275
December 31, 1999       2/14/2000         .4000         586,065

Total for 1999                          $1.6000      $2,343,156

March 31, 1998          5/15/1998       $ .4000      $  584,983
June 30, 1998           8/14/1998         .4000         584,993
September 30, 1998     11/14/1998         .4000         585,002
December 31, 1998       2/14/1999         .4000         584,999

Total for 1998                          $1.6000      $2,339,977

Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approxi-mately the distribution dates and proceeds from the maturity of investments, after taking into account the deferral by the Manager of amounts owed to it.

There are no material legal restrictions on the Trust's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. Distributions to the Trust shareholders are at the sole discre-tion of the Manager based on numerous factors. Throughout its offering and acquisition period, the Trust had established and maintained a distribution rate that the Trust expected to be able to pay after it had fully invested the proceeds of its initial offering, which required that distributions be supplemented by a return of capital until earnings from bonds acquired by the Trust stabilized.

When the Trust's acquisition stage was completed at the end of 1997, the Trust realized that the actual performance of its investment portfolio would not support the initial distribution rate that it had set based on its original internal assumptions. The Trust's new distribution policy, adopted in the first quarter of 1998, calls for quarterly distributions that more closely re-flect the actual, rather than the originally expected, collections of interest payments on its portfolio. However, rather than implement this new policy im-mediately, the Trust determined to maintain the current distribution rate. During this time, the Trust continued to pay distributions at the current rate by supplementing its actual earnings with the amortization and repayment pro-ceeds from its short-term investments.

In addition, although under no obligation to do so, over the last seven quar-ters, including the quarter ended December 31, 1999, the Manager has deferred payment of expenses, reimbursements and fees payable to it in order to further supplement the cash available to maintain the current distribution rate. The Trust will soon deplete the remaining amortization and repayment proceeds from its short-term investments. In addition, the Manager has recently indicated that it is no longer willing to continue to defer receipt of expenses, reim-bursements and fees it is owed.

As a result, the Manager believes that the Trust's future annual distributions to its shareholders will be between $0.96 and $0.80 per share, which is a de-crease of between 40% and 50% from the current level of $1.60 per share and a decrease in the annualized return from 8% to between 4% and 4.8%, based on the original per share purchase price of the Trust's shares. It is anticipated that if approved the proposed Merger would enable the Trust shareholders to receive a distribution greater than what the shareholders would otherwise receive.

Of the total distributions of $2,484,623 and $2,484,182 made during the years ended December 31, 1999 and 1998, $590,139 ($.39 per share or 24%) and $584,309 ($.39 per share or 24%), respectively, represents a return of capi-tal determined in accordance with generally accepted accounting principles. As of December 31, 1999, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accor-dance with generally accepted accounting principles, totaled $2,684,172. The portion of the distributions which constitutes a return of capital were sig-nificant during the acquisition stage in order to maintain level distribu-tions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the
Trust.  Additional financial information is set forth in the audited finan-
cial statements and notes thereto contained in Item 8 hereof.
                                Years Ended December 31,
OPERATIONS      1999         1998         1997         1996          1995
Interest
   income:
   First
   Mortgage
    Bonds    $2,114,309   $2,076,401   $1,734,950   $1,127,980   $   226,972
   Tax-Exempt
    Securities        0            0        3,277        2,054         2,160
   Cash
    equivalents
    and
    Marketable
    Securities   19,766       36,489      173,234      262,381       147,647
Total
 revenues     2,134,075    2,112,890    1,911,461    1,392,415       376,779

Merger-related
 costs          388,249            0            0            0             0
Other expenses  220,091      213,017      224,280      254,966       148,893

Total
 expenses       608,340      213,017      224,280      254,966       148,893

Net income   $1,525,735   $1,899,873   $1,687,181   $1,137,449    $  227,886

Net income
 per weighted
 average share-
 Shareholders  $   0.95    $    1.20   $     1.07   $     0.95    $     0.56

Distributions
 per share*    $   1.60    $    1.60   $     1.60   $ .72-1.60    $ .20-1.13

FINANCIAL POSITION                    December 31,
                1999         1998         1997         1996          1995
Total
 Assets     $28,099,830  $27,691,637  $26,160,922  $26,681,549   $17,385,740

Total
 Liabili-
 ties       $ 1,351,501  $   661,178  $   469,347  $   320,858   $   174,470

Total
 Shareholders'
 Equity     $26,748,329  $27,030,459  $25,691,575  $26,360,691   $17,211,270

*Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources
The Trust has invested the Net Proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or developed by third-party developers and, to a lesser ex-tent, by Affiliates of the Manager. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to re-invest the repayment proceeds through September 2002). The Trust is also permitted to invest in Tax-Exempt Securities. However, all Tax-Exempt Secu-rities owned by the Trust have matured and the Trust does not anticipate mak-ing additional investments in Tax-Exempt Securities.

The fair value of the First Mortgage Bonds increased approximately $583,000 during the year ended December 31, 1999 due to an increase in value of participation in anticipated residual cash flows and has been reported as a separate component of other comprehensive income.

For a description of each of the Trust's current investments and the Proposed Merger, see Item 1. Business.

During the twelve months ended December 31, 1999, cash and cash equivalents decreased approximately $163,000 due to distributions to shareholders ($2,485,000) which exceeded cash provided by operating activities
($2,322,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approxi-mately $106,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After October 15, 1996, 40,501 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross pro-ceeds. Pursuant to the Redemption Plan as of December 31, 1999, 37,960 shares have been redeemed for an aggregate price of $721,238. The Redemption Plan has been suspended pending the vote on the Merger

The Trust previously established a reserve for working capital and contingen-cies in an amount equal to 1% of the Gross Proceeds of the Offering and may add to such reserves from Cash Flow and Sale or Repayment Proceeds. As of December 31, 1999, all of this reserve has been used to pay general and ad-ministrative, general and administrative-related parties and loan servicing fees. Liquidity will be adversely affected by unanticipated costs, including operating costs in excess of cash flows. The Trust may borrow funds from third parties or from the Manager or its affiliates to meet working capital requirements of the Trust or to take over the operation of an Underlying Property on a short-term basis (up to 24 months) but not for the purpose of making Distributions.

The Trust expects that cash generated from its investments will no longer be sufficient to pay all of the Trust's operating expenses, including the special distribution, in both the short term and long term foreseeable future if the Trust were to continue to pay distributions to its shareholders at the current rate. Certain expense reimbursements totaling approximately $459,000 and $374,000 at December 31, 1999 and 1998, respectively, and the payment of a portion of the special distribution totaling approximately $315,000 and $196,000 at December 31, 1999 and 1998, respectively, to the Manager have been accrued but are unpaid. The Manager has continued allowing the accrual with-out payment of these amounts but is under no obligation to continue to do so. If the merger is completed, CharterMac and the Trust will pay their own fees and expenses. The Trust has accrued but not paid all merger-related costs in-curred as of December 31, 1999. If the Merger Agreement is terminated because the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is terminated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and expenses. If the Trust shareholders do not approve the Merger it is expected the Manager would be paid all accrued and unpaid fees and special distributions thereby reducing the cash available for distribution.

The Trust anticipates that cash generated from the operations of the underly-ing properties (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for both the short term and long term foreseeable future.

Results of Operations

1999 vs. 1998
The results of operations for the years ended December 31, 1999 and 1998 con-sisted primarily of interest income earned on First Mortgage Bonds and cash equivalents, net of general and administrative, general and administrative-related parties, loan servicing fees and organization costs.

Interest income from First Mortgage Bonds increased approximately $38,000 for the year ended December 31, 1999 as compared to the corresponding period in 1998 primarily due to an increase in contingent interest received at Rolling Ridge in 1999.

Interest income from cash equivalents decreased approximately $17,000 for the year ended December 31, 1999 as compared to the corresponding period in 1998 primarily due to a decrease in the cash and cash equivalent balances in 1999.

Merger-related costs of $388,000 for the year ended December 31, 1999 repre-sent costs incurred, but not yet paid, relating to the proposed Merger.

1998 vs. 1997
The results of operations for the years ended December 31, 1998 and 1997 con-sisted primarily of interest income earned on First Mortgage Bonds and market-able securities, net of general and administrative, general and administra-tive-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $341,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Interest income from marketable securities decreased approximately $137,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to the sale of such securities to purchase the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

General and administrative expenses decreased approximately $15,000 for the year ended December 31, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in costs associated with SEC filings in 1998 and decreased insurance costs in 1998.

Loan servicing fees increased approximately $10,000 for the year ended Decem-ber 31, 1998 as compared to the corresponding period in 1997 primarily due to the investment in the Lexington Trails First Mortgage Bond in May 1997 and the Highpointe First Mortgage Bond in September 1997.

Distribution Policy
Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approxi-mately the distribution dates and proceeds from the maturity of investments, together with the deferral by the Manager of amounts owed to it.

There are no material legal restrictions on the Trust's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. Distributions to the Trust shareholders are at the sole discre-tion of the Manager based on numerous factors. Throughout its offering and acquisition period, the Trust had established and maintained a distribution rate that the Trust expected to be able to pay after it had fully invested the proceeds of its initial offering, which required that distributions be supplemented by a return of capital until earnings from bonds acquired by the Trust stabilized.

When the Trust's acquisition stage was completed at the end of 1997, the Trust realized that the actual performance of its investment portfolio would not support the initial distribution rate that it had set based on its original internal assumptions. As a result, the Manager met and amended the distribu-tion policy pursuant to the Trust Agreement. The Trust's new distribution policy, adopted in the first quarter of 1998, calls for quarterly distribu-tions that more closely reflect the actual, rather than the originally ex-pected, collections of interest payments on its portfolio. However, rather than implement this new policy immediately, the Trust sought alternative ways to maintain the current distribution rate. During this time, the Trust con-tinued to pay distributions at the current rate by supplementing its interest receipts with the proceeds from repayment of its short-term investments in 1998 and 1997.

In addition, although under no obligation to do so, over the last seven quar-ters, including the quarter ended December 31, 1999, the Manager has deferred payment of expenses, reimbursements and fees payable to it in order to further supplement the cash available to maintain the current distribution rate. The Trust will soon deplete the remaining repayment proceeds from its short-term investments. In addition, the Manager has recently indicated that it is no longer willing to continue to defer receipt of expenses, reimbursements and fees it is owed.

As a result, the Manager believes that the Trust's future annual distributions to its shareholders will be between $0.96 and $0.80 per share, which is a de-crease of between 40% and 50% from the current level of $1.60 per share and a decrease in the annualized return from 8% to between 4% and 4.8%, based on the original per share purchase price of the Trust's shares. It is anticipated that if approved the proposed merger would enable the Trust shareholders to receive a distribution greater than what the shareholders would otherwise receive.

Of the total distributions of $2,484,623 and $2,484,182 made for the years ended December 31, 1999 and 1998, $590,139 ($.39 per share or 24%) and $584,309 ($.39 per share or 24%), respectively, represents a return of capi-tal determined in accordance with generally accepted accounting principles. As of December 31, 1999, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accor-dance with generally accepted accounting principles, totaled $2,684,172. The portion of the distributions which constitute a return of capital were sig-nificant during the acquisition stage in order to maintain level distribu-tions to shareholders.

Accounting Standards Issued but not yet Adopted
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Deriva-tive Instruments and Hedging Activities". The Statement establishes account-ing and reporting standards for derivative instruments and hedging activi-ties. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Trust.

Year 2000 Compliance
The Trust has not experienced any Year 2000 problems to date, however, there can be no assurance that no Y2K issues will arise at a future date.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

The Trust is exposed to interest rate risk as it relates to its investments in First Mortgage Bonds. At December 31, 1999, 97% of the Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The First Mortgage Bonds are classified as available for sale and are carried at fair value with a net unrealized gain of $2,815,760 reported as a separate component of other comprehensive income. Two First Mortgage Bonds, representing 67% of the to-tal investment in First Mortgage Bonds, are also entitled to participation in the cash flow of the Underlying Property.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the Underlying Properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, when applicable. A 1% increase in the current interest rate environment assumption at December 31, 1999 could result in a decrease of approximately $470,000 in the net un-realized gain on First Mortgage Bonds.

The Trust's ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call the First Mortgage Bonds after a period of 10 to 12 years from the date of acquisition for face value. The First Mortgage Bonds are not allowed to be prepaid dur-ing the first five years, and are subject to a prepayment premium in years six through ten.

Item 8.	Financial Statements and Supplementary Data.
                                                                	      Page
(a) 1.	Financial Statements

ATEBT

Independent Auditors' Report	                                           16

Balance Sheets -December 31, 1999 and 1998	                             17

Statements of Income - Years ended December 31, 1999, 1998 and 1997	    18

Statements of Changes in Shareholders' Equity - Years ended
December 31, 1999, 1998 and 1997	                                       19

Statements of Cash Flows - Years ended December 31, 1999, 1998
and 1997	                                                               21

Notes to Financial Statements	                                          22

INDEPENDENT AUDITORS' REPORT

To The Manager
American Tax-Exempt Bond Trust:

We have audited the accompanying balance sheets of American Tax-Exempt Bond Trust as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to ex-press an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax-Exempt Bond Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/S/ KPMG LLP

New York, New York

January 21, 2000

AMERICAN TAX-EXEMPT BOND TRUST
BALANCE SHEETS
DECEMBER 31, 1999 and 1998

ASSETS
                                                 1999             1998
Investment in First Mortgage
  Bonds-at fair value (Note 4)               $27,191,567      $26,607,953
Cash and cash equivalents (Note 3)               726,567          889,126
Organization costs
  (net of accumulated amortization
  of $37,500 in 1998)                                  0           12,500
Accrued interest receivable                      181,696          182,058

Total assets                                 $28,099,830      $27,691,637

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Due to affiliates (Note 5)                   $   893,420      $   640,178
Accounts payable                                 458,081           21,000

Total liabilities                              1,351,501          661,178

Shareholders' equity:

Beneficial owners' equity-manager                (29,529)         (19,941)
Beneficial owners' equity-shareholders
  (10,000,000 shares authorized;
  1,501,481 and 1,488,661 shares issued and
  outstanding in 1999 and 1998, respectively) 24,683,336       25,389,056
Treasury shares of beneficial interest
  (37,960 and 25,140 shares, respectively)      (721,238)        (477,660)
Accumulated other comprehensive income:
Net unrealized gain on
  First Mortgage Bonds (Note 4)                2,815,760        2,139,004

Total shareholders' equity                    26,748,329       27,030,459

Total liabilities and shareholders' equity   $28,099,830      $27,691,637

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                   1999          1998             1997
Revenues:

Interest income:

First Mortgage Bonds (Note 4)   $2,114,309    $2,076,401       $1,734,950
Tax-Exempt Securities                    0             0            3,277
Cash equivalents and
  Marketable Securities             19,766        36,489          173,234

Total revenues                   2,134,075     2,112,890        1,911,461

Expenses:

General and administrative          63,173        65,414           79,932
General and administrative-
  related parties (Note 5)          85,469        78,165           84,593
Loan serving fees                   58,949        59,438           49,755
Merger-related costs (Note 2)      388,249             0                0
Amortization of
  organization costs                12,500        10,000           10,000

Total expenses                     608,340       213,017          224,280

Net income                      $1,525,735    $1,899,873       $1,687,181

Allocation of Net Income:

Shareholders                    $1,392,791    $1,763,188       $1,576,321
Manager                             14,069        17,810           15,922
Special distributions to
  Manager (Note 5)                 118,875       118,875           94,938

Net income                      $1,525,735    $1,899,873       $1,687,181

Basic net income
  per weighted
  average share -
  shareholders                  $     0.95    $     1.20       $     1.07

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                                         Accumu-
                       Beneficial  Beneficial Treasury    lated
                       Owners' -     Owners'  Shares of   Other
                       Equity-       Equity- Beneficial Comprehen- Comprehen-
             Total     Shareholders  Manager  Interest sive Income sive Income

Balance at
  January 1,
  1997     $26,360,691  $26,256,842 $  (6,350)   $   0 $110,199

Issuance of
  shares of
  beneficial
  ownership
  interest     241,313      241,313         0        0        0

Comprehensive
  Income:

Net income   1,687,181    1,576,321   110,860        0        0   $1,687,181

Other
  Comprehensive
    Income:

  Net
    unrealized
    gain
    on First
    Mortgage
    Bonds       25,506            0         0        0    25,506      25,506

Distri-
  butions   (2,461,909)  (2,343,301) (118,608)       0         0

Purchase of
  Treasury
  shares of
  beneficial
  interest    (161,207)          0         0  (161,207)        0

Balance at
  December 31,
  1997      25,691,575  25,731,175   (14,098) (161,207)  135,705    1,712,687

Issuance of
  shares of
  beneficial
   ownership
  interest     236,347     236,347         0         0         0

Comprehensive
  Income:

Net income   1,899,873   1,763,188   136,685         0         0    1,899,873

Other
  Comprehensive
  Income:

  Net
    unrealized
    gain on First
    Mortgage
    Bonds    2,003,299           0         0         0 2,003,299    2,003,299

Distri-
  butions   (2,484,182) (2,341,654) (142,528)        0         0

Purchase of
  Treasury
  shares of
  beneficial
  interest    (316,453)         0          0  (316,453)        0

Balance at
  December 31,
  1998      27,030,459 25,389,056    (19,941) (477,660) 2,139,004   3,903,172

Balance at
  December 31,
  1998      27,030,459 25,389,056    (19,941) (477,660) 2,139,004  $3,903,172

Issuance of
  shares of
  beneficial
  ownership
  interest     243,580     243,580         0         0          0

Comprehensive
  Income:

Net income   1,525,735   1,392,791   132,944         0          0   1,525,735

Other
  Comprehensive
  Income:

  Net unrealized
    gain on First
    Mortgage
    Bonds      676,756           0         0         0     676,756   676,756

Distri-
  butions   (2,484,623) (2,342,091) (142,532)        0           0

Purchase
  of Treasury
  shares of
  beneficial
  interest    (243,578)          0        0   (243,578)          0

Balance at
  December 31,
  1999     $26,748,329 $24,683,336 $(29,529) $(721,238) $2,815,760 $2,202,491

See accompanying notes to financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997
                                   1999          1998             1997
Cash flows from operating
  activities:
Net income                      $1,525,735    $1,899,873       $1,687,181
Adjustments to reconcile
  net income to net cash
  provided by
  operating activities:
Amortization expense-
  organization costs                12,500        10,000          10,000
Amortization expense-
  loan origination costs            93,142        96,746          70,688
Amortization of REMIC premium            0             0             476
Changes in operating assets
  and liabilities:
Decrease (increase) in
  accrued interest receivable          362          (362)         (50,560)
Increase in due to affiliates      253,242       203,981          144,746
Increase (decrease) in
  accounts payable                 437,081       (12,150)           3,743
Total adjustments                  796,327       298,215          179,093
Net cash provided by
  operating activities           2,322,062     2,198,088        1,866,274

Cash flows from investing activities:
Purchase of First Mortgage Bonds         0             0       (8,150,000)
Sale of Marketable Securities            0       200,000        9,000,000
Maturity of Tax-Exempt Securities        0             0        1,900,000
Purchase of Tax-Exempt Securities        0             0       (1,900,476)
Increase in deferred costs               0       (26,613)         (88,835)
Net cash provided by
  investing activities                   0       173,387          760,689

Cash flows from financing activities:
Proceeds from issuance
  of shares of beneficial
  interest                         243,580       236,347          241,313
Purchase of treasury shares of
  beneficial interest             (243,578)     (316,453)        (161,207)
Distribution to
  shareholders                  (2,484,623)   (2,484,182)      (2,461,909)
Net cash used in financing
  activities                    (2,484,621)   (2,564,288)      (2,381,803)

Net (decrease) increase in
  cash and cash equivalents       (162,559)     (192,813)         245,160
Cash and cash equivalents at
  beginning of year                889,126     1,081,939          836,779
Cash and cash equivalents at
  end of year                  $   726,567   $   889,126       $1,081,939

Supplemental schedule of non cash financial
  activities:
Decrease in deferred costs     $         0   $         0       $  389,141
Increase in investment in
  First Mortgage Bonds                   0             0         (389,141)

See accompanying notes to consolidated financial statements.

AMERICAN TAX-EXEMPT BOND TRUST
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 and 1997


NOTE 1 - General


American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a finite life, closed end Delaware business trust for the purpose of in-vesting in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and se-cured by first mortgage loans on multifamily residential apartment and re-tirement community projects. The Trust operates in one segment, Investment in First Mortgage Bonds.

On December 23, 1993, the Trust received $1,000 from Related AMI Associates, Inc., as grantor for the benefit of Related AMI Associates, Inc. as the man-ager (the "Manager") of the Trust.

On November 1, 1994, the Trust commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Manager, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 shares of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of October 15, 1996. As of December 31, 1999 and 1998, a total of 1,501,481 and 1,488,661 shares have been sold to the public through the Offering and the Trust's dividend rein-vestment plan (the "Reinvestment Plan") representing Gross Proceeds (the "Gross Proceeds") of $29,989,113 and $29,745,535 (before volume discounts of $4,244). Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemp-tion for cash to the extent it has sufficient Reinvestment Proceeds from the sale of shares under the Reinvestment Plan. During 1999 and 1998, 12,820 and 12,439 shares were sold through the Reinvestment Plan, respectively, and 12,820 and 16,655 shares redeemed through the Redemption Plan, respectively. After October 15, 1996, 40,501 shares were sold through the Reinvestment Plan (2,541 of which were not restricted for use in connection with the redemption plan and are included in Gross Proceeds), the proceeds of which are re-stricted for use in connection with the Redemption Plan and are not included in Gross Proceeds. Pursuant to the Redemption Plan as of December 31, 1999, 37,960 shares were redeemed for an aggregate price of $721,238. The Redemp-tion Plan has been suspended pending the vote on the Merger.

The Trust has invested the net proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects owned or to be developed by third-party developers and, to a lesser extent, by Affiliates of the Manager. The First Mortgage Bonds have maturi-ties of approximately 10 to 30 years, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to re-invest the repayment proceeds through September 2002). The Trust is also permitted to invest in other tax exempt securities which have shorter maturi-ties than First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not an-ticipate making additional investments in Tax-Exempt Securities.

NOTE 2 - Proposed Merger

On November 2, 1999, the Trust, Charter Municipal Mortgage Acceptance Company, a Delaware business trust ("CharterMac"), and CM Holding Trust, a Delaware business trust, a wholly owned subsidiary of CharterMac ("CharterMac Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), provid-ing for the merger of the Trust (the "Merger") with and into CharterMac Sub, with CharterMac Sub as the surviving entity in the Merger. Pursuant to the Merger Agreement and upon the terms and subject to the conditions and limita-tions therein, each issued and outstanding share of beneficial interest in the Trust (the "Trust Shares") will be converted into the right to receive 1.43112 shares of beneficial interest in CharterMac (the "CharterMac Shares"). Char-terMac and the Trust are both managed by affiliates of Related Capital Com-pany.

Consummation of the Merger, which is expected in the second quarter of 2000, is subject to various conditions, including approval of the Merger by the shareholders of the Trust. Prior to such shareholders' meeting, CharterMac will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the CharterMac Shares to be issued in exchange for the outstanding Trust Shares. Such Char-terMac Shares will be offered to the Trust shareholders only pursuant to a prospectus that will also serve as a consent statement for the shareholders of the Trust.

If the Merger is completed, CharterMac and the Trust will pay their own fees and expenses. The Trust has accrued but not paid all merger-related costs incurred as of December 31, 1999. If the Merger Agreement is terminated be-cause the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is ter-minated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and ex-penses. If the Trust shareholders do not approve the Merger it is expected the Manager would be paid all accrued and unpaid fees and special distribu-tions thereby reducing the cash available for distribution.

NOTE 3 - Accounting Policies

a)  Basis of Accounting
The books and records of the Trust are maintained on the accrual basis of ac-counting in accordance with generally accepted accounting principles.

b)  Cash and Cash Equivalents
Cash and cash equivalents include temporary investments with original matur-ity dates equal to or less than three months and are carried at cost plus ac-crued interest, which approximates market.

c)  Loan Origination Costs
Bond selection fees and expenses incurred for the investment of mortgage loans have been capitalized and are included in investment in First Mortgage Bonds. Loan origination costs are being amortized on the effective yield method over the lives of the respective mortgages.

d)  Organization Costs
Costs incurred to organize the Trust including, but not limited to, legal and accounting fees are considered organization costs. The Trust adopted the Ac-counting Standards Committee of the American Institute of Certified Public Accountants Statement of Position 98-5 Reporting on Costs of Start-Up Activ-ity, effective January 1, 1999. The Trust took a charge for all unamortized organization costs for the cumulative effect of the change in accounting principles.

e)  Income Taxes
The Trust is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operation are passed directly to the individual partners. The Trust may be subject to state and local taxes in jurisdictions in which it operates.

f)  Net Income Per Weighted Average Share
Net income per weighted average share is computed based on the net income for the period attributed to shareholders, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1999, 1998 and 1997 were 1,465,220, 1,465,669 and 1,466,554 shares.

g)  Investments in Marketable Equity and Other Securities
The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") SFAS No. 115 Ac-counting for Certain Investments in Debt and Equity Securities. At December 31, 1999 and 1998, the Trust has classified its securities as available for sale.

Available for sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. A decline in the market value of any available for sale se-curity below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the spe-cific identification method for determining the cost of the securities sold.

Investments in marketable equity represent marketable securities (consisting of tax-exempt municipal preferred stock) and investment in First Mortgage Bonds. Unrealized gains and losses reported in other comprehensive income relate to First Mortgage Bonds.

The fair value of the investment in First Mortgage Bonds is estimated based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participations when applicable.

h)  Use of Estimates
Management of the Trust has made a number of estimates and assumptions relat-ing to the reporting of assets and liabilities, the disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted ac-counting principles. Actual results could differ from those estimates.

i)  Financial Instruments
The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, de-fines fair value of a financial instrument as the amount at which the instru-ment could be exchanged in a current transaction between willing parties. Financial instruments held by the Trust include cash and cash equivalents, marketable securities, investments in First Mortgage Bonds, interest receiv-able and all of its liabilities.

For cash and cash equivalents, marketable securities, interest receivable and accounts payable and accrued expenses, the carrying amounts are a reasonable estimate of fair value.

j)  Comprehensive Income
The Trust adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying com-prehensive income and its components in a financial statement that is dis-played with the same prominence as other financial statements. The financial statements for earlier periods, provided for comparative purposes, have been reclassified as required. The accumulated balance of other comprehensive in-come is displayed separately from Beneficial Owners' Equity-Shareholders and Beneficial Owners' Equity-Manager in the equity section of the balance sheet.


AMERICAN TAX-EXEMPT BOND TRUST
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of
December 31, 1999 and 1998 are as follows:
                            Date of
                            Invest-
                            ment/
                            Final
                Descrip     Maturity     Pre-
Property        -tion       Date         payment
Reflections
Apartments       336                     Permitted
Casselbury,      Apt.       12/1995-     after
FL (A)           Units      12/2025      12/1/99
Rolling
Ridge
Apartments       110                     Permitted
Chino Hills,     Apt.       8/1996 -     after
CA (B)           Units      8/2026       8/1/00
Lexington
Trails
Apartments       200                     Permitted
Houston,         Apt.       5/1997 -     after
TX (C)           Units      5/2022       5/1/02
Highpointe
Apartments       240
Harrisburg,      Apt.       9/1997 -     Not
PA (D)           Units      6/2006       permitted


                                               Acumu-
                Outstand-                      lated           Unrealized
                ing Loan         Loan          Amorti-         Gain
                Balance at       Origina-      zation at       (loss)
                December         tion          Dec. 31,        at Dec. 31,
Property        31, 1999         Costs         1999            1999
Reflections
Apartments
Casselbury,
FL (A)          $10,700,000      $293,914      $(117,565)      $2,004,878
Rolling
Ridge
Apartments
Chino Hills,
CA (B)            4,925,000       241,725        (82,589)         655,175
Lexington
Trails
Apartments
Houston,
TX (C)            4,900,000       123,886        (33,036)         174,815
Highpointe
Apartments
Harrisburg,
PA (D)            3,250,000       237,917        (63,445)         (19,108)

                $23,775,000      $897,442      $(296,635)      $2,815,760

                                        Interest    Less        Net
               Balance at   Balance at  Earned by   1999        Interest
               December     December    the Trust   Amorti-     Earned
Property       31, 1999     31, 1998    for 1999    zation      for 1999
Reflections
Apartments
Casselbury,
FL (A)        $12,881,227  $12,285,390  $  989,394  $(29,391)  $  960,003
Rolling
Ridge
Apartments
Chino Hills,
CA (B)          5,739,311    5,553,058     484,558   (24,172)     460,386
Lexington
Trails
Apartments
Houston,
TX (C)          5,165,665    5,329,632     441,000   (12,389)     428,611
Highpointe
Apartments
Harrisburg,
PA (D)          3,405,364    3,439,873     292,499   (27,190)     265,309

              $27,191,567  $26,607,953  $2,207,451  $(93,142)  $2,114,309


A.  Reflections Apartments
On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds"). In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority and are secured by a first mortgage and mortgage loan on Reflections Apartments (the "Project" or "Reflections"), a development consisting of 336 apartment units in Cassel-berry, Florida. Reflections is owned by Casselberry-Oxford Associates, L.P. (the "Borrower"). The Reflections Bonds bear a fixed current interest rate of 9.0%. In addition, the Trust is entitled to 25% of the cash flow, as de-fined. The Reflections Bonds mature in 2025 and are subject to mandatory re-demption, at the Trust's option, beginning in December 2005. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, was prohibited until December 1999. Prepayment in whole is now permitted subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

B.  Rolling Ridge Apartments
On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County and are secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower"). The Rolling Ridge Bonds bear a fixed current interest rate of 9.0%. In addi-tion, the Trust will be entitled to 30% of the cash flow, as defined. The Rolling Ridge Bonds mature in 2026 and are subject to mandatory redemption, at the Trust's option, beginning in August 2006. The Borrower will be per-mitted two nine-month extensions. The principal of the Rolling Ridge Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until August 2000. Prepayment in whole will be per-mitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by1% per year until the tenth year, when there will be no prepayment premium payable.

C.  Lexington Trails Apartments
On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (the "Lex-ington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corpo-ration and are secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development con-sisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc. The Lex-ington Trails Bonds bear a fixed current rate of 9.0%. The Lexington Trails Bonds mature in May 2022 and are subject to mandatory redemption, at the Trust's option, beginning in May 2007. The principal of the Lexington Trails Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until May 2002. Prepayment in whole will be permit-ted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

D.  Highpointe Apartments
The Highpointe Apartments ("Highpointe") are secured by two series of bonds. The Multifamily Housing Revenue Bonds Series 1989 (the "Multifamily Bonds") are owned by the Trust. The Redevelopment Authority of the County of Daupin, Multifamily Housing Revenue Bonds, Series 1986 (the "Redevelopment Bonds") in the principal amount of $8,900,000 are owned by CharterMac. Highpointe is owned and operated by RHA Inv., Inc. (the "Borrower") which is an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trus-tees of both the Borrower and the Manager, also owns 40% and 67.2% of each en-tity, respectively. The Multifamily Bonds bear interest at 9%, have a first claim of cash flow for payment of interest and a pari passu first mortgage se-curity interest with a $750,000 priority on the payment of principal upon sale or refinancing. The Multifamily Bonds are current with respect to the payment of the 9% interest. The Redevelopment Bonds currently pay interest based on the net cash flow and are currently paying approximately 4.7% per annum. The difference between the pay rate and the base rate (8.5% per annum) is accruing and is payable from first available cash flow or sale/refinancing proceeds. While the Borrower is in technical default under the terms of the loan agree-ment as the loan documents do not call for cash flow mortgage payments on the Redevelopment Bonds, CharterMac has indicated it will not exercise its rights and remedies as defined under the terms of the Redevelopment Bonds and mort-gage documents.

The cost basis of the First Mortgage Bonds was $24,375,807 and $24,468,949 at December 31, 1999 and 1998. The net unrealized gain of $2,815,760 and $2,139,000 for 1999 and 1998, respectively, on First Mortgage Bonds consists of gross unrealized gains and losses of $2,834,868 and $19,108, respectively, at December 31, 1999 and $2,150,794 and $11,790, respectively, at December 31, 1998.

NOTE 5 - Related Party Transactions

The costs incurred to related parties for the years ended December 31, 1999,
1998 and 1997 were as follows:
                                  1999            1998             1997
Special distributions (i)      $  118,875      $  118,875      $   94,938
Expense reimbursements (ii)        85,469          78,165          84,593
Loan serving fees (iii)            58,949          59,438          49,755
                               $  263,293      $  256,478      $  229,286

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $314,797 and $195,922, respectively; (ii) reimburse-ment of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $459,368 and $373,899, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $118,386 and $59,437, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. In this regard, the Manager has recently indicated that it is no longer willing to continue to defer re-ceipt of expenses, reimbursements and fees it is owed.

If the merger is consummated, the Manager will waive the payment of all de-ferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Man-ager totaled $755,747 at June 30, 1999.

The Highpointe Apartments, which are located in Harrisburg, Pennsylvania, and which property secures the Highpointe bonds owned by the Trust, are owned by RHA Inv., Inc., an affiliate of the Manager. RHA receives no compensation directly or indirectly from the Trust. The Highpointe Apartments are the only underlying properties securing the Trust's bonds which are owned by an affiliate of the Trust.

NOTE 6 - Subsequent Event

On February 14, 2000, distributions of $586,065 and $5,920 was paid to the shareholders and the Manager, respectively, representing the 1999 fourth quarter distribution. The distribution has been funded from cash collections of debt service payments and interest income through approximately the dis-tribution date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Trust.

The Trust does not have any officers or directors. The Manager of the Trust is Related AMI Associates, Inc., a Delaware corporation. The Trustee of the Trust is Wilmington Trust Company, a Delaware banking corporation. The Man-ager is affiliated with Related Capital Company ("Related"), a New York gen-eral partnership, in which Stephen M. Ross, through his interests in other entities, owns a significant interest. The shares of the Manager are owned by Stephen M. Ross and by two officers of the Manager. The Manager will man-age and control the affairs of the Trust directly and by engaging others, in-cluding affiliates. The Trustee has been appointed as a trustee solely in order to satisfy the requirements of Section 3807 of the Delaware Business Trust Act, and its duties and responsibilities are limited.

The Trust, the Manager and their directors and executive officers, and any persons holding more than ten percent of the Trust's shares are required to report their initial ownership of such shares and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors are required by Securities and Exchange Commission regulators to furnish the Trust with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Trust has relied solely on written representations of the Manager's directors and executive officers and persons who own greater than ten percent of the Trust's shares of copies or the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Each director is elected to hold office until the 2000 annual meeting of shareholders of Related AMI Associates, Inc. and until his successor is duly elected and qualified.  The officers of the Manager may also provide services to the Trust on behalf of the Manager.  The executive officers and directors of the Manager and their positions with the Manager are set forth below.
                                                          Year First Became
                                                          Officer/Director
     Name             Age     Positions Held              or Manager
Stuart J. Boesky      43      Director and President      1991

Michael J. Brenner    54      Director                    1999

Alan P. Hirmes        45      Senior Vice President       1991

Richard A. Palermo    39      Treasurer                   1999

Teresa Wicelinski     34      Secretary                   1998

STUART J. BOESKY, age 43, is Director and Senior Vice President of the Man-ager. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., CharterMac and American Mortgage Acceptance Company.

MICHAEL J. BRENNER, age 54, is a Director of the Manager. Prior to joining Related in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from The University of De-troit with a Bachelors degree in Business Administration and from The Univer-sity of Michigan with a Master of Business Administration, with distinction. Mr. Brenner also serves on the Board of Directors of Aegis Realty, Inc., CharterMac and American Mortgage Acceptance Company.

ALAN P. HIRMES, age 45, is Senior Vice President of the Manager. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

RICHARD A. PALERMO, age 39, is the Treasurer of the Manager. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was em-ployed by Marks Shron & Company and Mann Judd Landau, certified public ac-countants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

TERESA WICELINSKI, age 34, is the Secretary of the Manager. Ms. Wicelinski joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation.

The Trust does not pay or accrue any fees, salaries or other forms of compen-sation to directors and officers of the Manager for their services. The Man-ager and its Affiliates receive substantial fees and compensation in connec-tion with the management of the Trust's investments. Certain directors and officers of the Manager receive compensation from the Manager and its Affili-ates (and not from the Trust) for services performed for various affiliated entities which may include services performed for the Trust. Such compensa-tion may be based in part on the performance of the Trust; however, the Man-ager believes that any compensation attributable to services performed for the Trust is immaterial. See Item 13. below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 9, 2000, no person was known by the Trust to be the beneficial owner of more than five percent of the outstanding shares of the Trust. As of March 9, 2000, no directors and officers of the Manager own any shares of the Trust.

Item 13.  Certain Relationships and Related Transactions.

The Trust has and will continue to have certain relationships with the Man-ager and its affiliates, as discussed in Item 11 and Item 8, Note 5 to the financial statements. However, there have been no direct financial transac-tions between the Trust and the directors and officers of the Manager.

The costs incurred to related parties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                  1999            1998             1997
Special distributions (i)      $  118,875      $  118,875      $   94,938
Expense reimbursements (ii)        85,469          78,165          84,593
Loan serving fees (iii)            58,949          59,438          49,755
                               $  263,293      $  256,478      $  229,286

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $314,797 and $195,922, respectively; (ii) reimburse-ment of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $459,368 and $373,899, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $118,386 and $59,437, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. In this regard, the Manager has recently indicated that it is no longer willing to continue to defer re-ceipt of expenses, reimbursements and fees it is owed.

If the merger is consummated, the Manager will waive the payment of all de-ferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Man-ager totaled $755,747 at June 30, 1999.

The Highpointe Apartments, which are located in Harrisburg, Pennsylvania, and which property secures the Highpointe bonds owned by the Trust, are owned by RHA Inv., Inc., an affiliate of the Manager. RHA receives no compensation directly or indirectly from the Trust. The Highpointe Apartments are the only underlying properties securing the Trust's bonds which are owned by an affiliate of the Trust.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                  		Sequential
                                                                		      Page
(a) 1.	Financial Statements

ATEBT

Independent Auditors' Report	                                            16

Balance Sheets -December 31, 1999 and 1998	                              17

Statements of Income - Years ended December 31, 1999, 1998 and
1997	                                                                    18

Statements of Changes in Shareholders' Equity - Years ended
December 31, 1999, 1998 and 1997	                                        19

Statements of Cash Flows - Years ended December 31, 1999, 1998
and 1997	                                                                21

Notes to Financial Statements	                                           22

(a) 2.	Financial Statement Schedules

	All schedules have been omitted because they are not required or because the required information is contained in the Finan-cial Statements or notes thereto.

(a) 3.	Exhibits

3(a)	Certificate of Trust and Certificate of Amendment from Certifi-
cate of Trust (incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-11, File No. 33-73688).

3(b),4	Second Amended and Restated Business Trust Agreement (incorpo-
rated by reference from Exhibit 3(b), 4 to the Registration
Statement on Form S-11, File No. 33-73688).

10(a)	Escrow Agreement (incorporated by reference from Exhibit 10(a)
to the Registration Statement on Form S-11, File No. 33-73688).

10(b)	Fee Agreement (incorporated by reference from Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

10(c)	Orange County Housing Finance Authority Multifamily Revenue Re-
funding Bonds 1995 Series (Casselberry-Oxford Associates Proj-ect) in the principal amount of $10,700,000 dated December 1, 1995 (incorporated by reference to current report on Form 8-K, as previously filed on December 21, 1995)

10(d)	Purchase of tax-exempt First Mortgage Bonds in an aggregate
amount of $4,900,000 to fund the purchase of Lexington Trails
Apartments (incorporated by reference to current report on Form
8-K/A, as previously filed on May 21, 1997)

10(e)	Purchase of Redevelopment Authority of the County of Dauphin,
Multifamily Housing Revenue Bonds (High Pointe Club Apartments
Project) Series 1989 in an aggregate principal amount of $3,250,000 (incorporated by reference to current report on Form
8-K/A, as previously filed on November 10, 1997)

27	Financial Data Schedule (filed herewith)	                            105

(b)	Current report on Form 8-K dated November 2, 1999 was filed on
November 4, 1999 relating to the Agreement and Plan of Merger entered into with Charter Municipal Mortgage Acceptance Com-pany.


(d)	Casselberry-Oxford Associates Limited Partnership

Independent Auditors' Report	                                            38

Balance Sheet -December 31, 1999	                                        39

Statement of Operations - Year ended December 31, 1999	                  40

Statement of Partners' Equity (Deficit) - Year ended December
31, 1999	                                                                41

Statement of Cash Flows - Year ended December 31, 1999	                  42

Notes to Financial Statements                                            43

Independent Auditors' Report	                                            52

Balance Sheet -December 31, 1998	                                        53

Statement of Operations - Year ended December 31, 1998	                  54

Statement of Partners' Equity (Deficit) - Year ended December
31, 1998	                                                                55

Statement of Cash Flows - Year ended December 31, 1998	                  56

Notes to Financial Statements                                            57

Independent Auditors' Report	                                            68

Balance Sheet -December 31, 1997	                                        69

Statement of Operations - Year ended December 31, 1997	                  70

Statement of Partners' Deficit - Year ended December 31, 1997            71

Statement of Cash Flows - Year ended December 31, 1997	                  72

Notes to Financial Statements                                            73


Rolling Ridge L.L.C.

Independent Auditors' Report	                                            84

Balance Sheets -December 31, 1999 and 1998	                              85

Statements of Members' Equity - Years ended December 31, 1999
and 1998	                                                                86

Statements of Operations - Years ended December 31, 1999 and 1998        87

Statements of Cash Flows - Years ended December 31, 1999 and 1998	       88

Notes to Financial Statements                                            89

Independent Auditors' Report	                                            94

Balance Sheets -December 31, 1998 and 1997	                              95

Statements of Operations - Years ended December 31, 1998 and 1997	       96

Statements of Members' Equity - Years ended December 31, 1998 and 1997	  97

Statements of Cash Flows - Years ended December 31, 1998 and 1997	       98

Notes to Financial Statements                                            99

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

CASSELBERRY - OXFORD ASSOCIATES
LIMITED PARTNERSHIP
DBA REFLECTIONS APARTMENTS
(A MARYLAND LIMITED PARTNERSHIP)

DECEMBER 31, 1999

CASSELBERRY - OXFORD ASSOCIATES LIMITED PARTNERSHIP

TABLE OF CONTENTS

                                                                        PAGE

INDEPENDENT AUDITORS REPORT                                               3

FINANCIAL STATEMENTS

BALANCE SHEET                                                             4

STATEMENTS OF OPERATIONS                                                  5

STATEMENT OF PARTNERS' EQUITY (DEFICIT)                                   6


STATEMENT OF CASH FLOWS                                                   7


NOTES TO FINANCIAL STATEMENTS                                             8

INDEPENDENT AUDITORS' REPORT


To the Partners
Casselberry - Oxford Associates Limited Partnership

      We have audited the accompanying balance sheet of Casselberry - Oxford Associates Limited Partnership as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casselberry - Oxford Associates Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
January 22, 2000

Casselberry - Oxford Associates Limited Partnership

BALANCE SHEET

December 31, 1999

ASSETS

INVESTMENT IN PROPERTY AND EQUIPMENT
  Property and equipment                                       $6,253,139

OTHER ASSETS
  Cash and cash equivalents                                       331,490
  Tenant receivables                                                6,952
  Due from Oxford                                                  19,116
  Tenant security deposits - funded                                65,068
  Prepaid expenses                                                 94,690
  Mortgage escrow deposits                                         25,996
  Reserve for replacements                                         20,140
  Unamortized costs                                               275,213

                                                               $7,091,804

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES APPLICABLE TO INVESTMENT IN PROPERTY AND EQUIPMENT
  Mortgage notes payable                                      $10,700,000
  Accrued interest payable                                         82,925
                                                               10,782,925
OTHER LIABILITIES
  Accounts payable                                                 37,887
  Tenant security deposits                                         65,015
  Deferred rental revenue                                          10,521
  Accrued investor services fee                                     7,000
  Working capital loan
    (includes accrued interest of $344,087)                     1,163,187
  Operating expense loan
    (includes accrued interest of $67,280)                      1,233,909
  Loan payable                                                    347,177
  Deferred management fees                                        148,460
  Subordinated management fees                                     67,468
  Subordinated loan payable                                       153,843
                                                               14,017,392
PARTNERS' EQUITY (DEFICIT)
  Capital contributions                    $   5,835,310
  Less:  Nonamortizable costs                    439,499
                                               5,395,811
  Cumulative cash distributions                 (479,788)
  Cumulative income (losses)                 (11,841,611)      (6,925,588)
                                                               $7,091,804
See notes to financial statements

Casselberry - Oxford Associates Limited Partnership

STATEMENT OF OPERATIONS

Year ended December 31, 1999



Gross potential rental revenue                                 $2,545,235
Less vacancies and allowances                                     190,765
Net rental revenue                                              2,354,470

Interest income                                                    10,747
Other income                                                      107,617

Total operating revenue                                         2,472,834

Operating expenses
Renting                                        $  36,647
Administrative                                   272,891
Maintenance and operating                        475,019
Utilities                                        164,070
Taxes                                            223,134
Insurance                                         80,352        1,252,113

Mortgage interest                                989,394
Interest on advances and loans                    81,909
Depreciation                                     234,388
Amortization                                      46,034
Financing fees                                    15,549
Investor service fees                              9,511
Other partnership expenses                         8,614        1,385,399

Total expenses                                                  2,637,512

Net income (loss)                                              $ (164,678)

See notes to financial statements

Casselberry - Oxford Associates Limited Partnership

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

Year ended December 31, 1999



        Gross      Less       Net        Cumulative
        capital    nonamor-   capital    cash       Cumulative    Partners'
        contri-    tizable    contri-    distri-    income        equity
        butions    costs      butions    butions    (losses)      (deficit)
Partners'
 equity
 (deficit)
 1/1/99 $5,835,310 $(439,499) $5,395,811 $(334,692) $(11,676,933) $(6,615,814)


Cash
 distri-
 butions         0         0           0  (145,096)            0     (145,096)

Net
 income
 (loss)          0         0           0         0      (164,678)    (164,678)

Partners'
 equity
 (deficit)
12/31/99$5,835,310 $(439,499) $5,395,811 $(479,788) $(11,841,611) $(6,925,588)

See notes to financial statements

Casselberry - Oxford Associates Limited Partnership

STATEMENT OF CASH FLOWS

Year ended December 31, 1999

Cash flows from operating activities
Net income (loss)                                               $(164,678)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities
Depreciation                                                      234,388
Amortization                                                       46,034
Changes in asset and liability accounts
(Increase) decrease in assets
Tenant receivables                                                 (5,949)
Prepaid expenses                                                  (84,690)
Mortgage escrow deposits                                           65,211
Tenant security deposits - net                                      2,272
Increase (decrease) in liabilities
Accounts payable                                                   34,323
Accrued interest - working capital loan                            81,909
Deferred rental revenue                                             4,267

Net cash provided by (used in) operating activities               213,087

Cash flows from investing activities
Net disbursements from (deposits to) reserve for replacements       9,661

Net cash provided by (used in) investing activities                 9,661

Cash flows from financing activities
Distributions to partners                                        (145,096)

Net cash provided by (used in) financing activities              (145,096)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               77,652

Cash and cash equivalents, beginning                              253,838

Cash and cash equivalents, end                                  $ 331,490

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                          $ 989,394

See notes to financial statements

Casselberry - Oxford Associates Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 1 - ORGANIZATION

Casselberry - Oxford Associates Limited Partnership, a Maryland limited partnership, was formed January 1, 1983 to acquire an interest in real property located in Casselberry, Florida and to construct and operate a 336 unit rental housing community known as Reflections Apartments. The partnership will continue to operate until December 31, 2036, unless dissolved earlier in accordance with the partnership agreement. The partnership has entered into an agreement, which governs the rental, sale, and conversion of the units with the Orange County Housing Finance Authority of the State of Florida, and Suntrust Bank, Central Florida, National Association. The agreement provides for, among other things, the rental of at least 20% of the units to tenants whose income does not exceed 80% of the median area income. This restriction is necessary in order for the partnership to comply with the provisions of the Internal Revenue Code governing preservation of the tax exempt status of the bonds issued by the Orange County Housing Finance Authority.

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

Cash Equivalents
The partnership invests substantially all of its available cash in the operating bank account in an overnight investment in commercial paper which is considered to be a cash equivalent. At December 31, 1999, $329,990 was invested.

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

Property Management Fee

The partnership has entered into an agreement with NHP Management Company, an affiliate of AIMCO, to provide property management services to the partnership. The fee for such services is equal to 3.36% of gross collections which was $81,975 in 1999. The agreement expires December 31, 2000, at which time it can be automatically renewed for one year periods, subject to certain limitations.

Deferral of Fees

In prior years, NHP Management Company was required to defer a portion of the property management fees. At December 31, 1999 the cumulative amount deferred was $45,287 and is included in deferred management fees. Additionally, Oxford Management Company, Inc. (OMC), the former property management agent, had also deferred management fees of $87,745 in prior years.

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

Accounting and Data Processing Fee

NHP Management Company receives an accounting and data processing fee of $1.49 per unit per month. A fee of $6,015 was paid in 1999.

Administrative Fee

NHP Management Company receives an annual fee of $895 for preparation of workpapers and account analyses for the audit firm.

Incentive Management Fee

The general partners and/or their affiliates receive an incentive management fee payable from distributable net cash flow after certain priorities (note 7). No fee was earned in 1999.

Capital Improvement Consulting, Oversight, and Administrative (CICOA) Fee

NHP Management Company earns a fee for its services in special planning and oversight in connection with capital improvements made to the rental property. The fee is 7.46% of the actual costs of certain capital improvements, subject to certain limitations, and is payable to NHP Management Company from operating revenue. The fee earned in 1999 was $4,495.

Cash Management Fee

NHP Management Company receives a cash management fee for managing and investing partnership funds. The fee is 1.12% of the average monthly investment portfolio (computed on an annualized basis) managed by NHP Management Company. The fee earned by NHP Management Company in 1999 was $3,949 and was offset against interest income.

Asset Management Fees

The partnership has entered into an Asset Management Agreement with ORFG to provide certain supervisory and asset management services to the partnership, which previously had been provided by the former property management agent, Oxford Management Company, Inc. (OMC), but are not provided by NHP Management Company, including overseeing the property manager. A portion of the fee earned for such services in 1999 was $33,156, representing an amount equal to 34.1% of all the above-referenced fees payable to NHP Management Company, and is currently payable as an operating expense.

In prior years, ORFG was required to defer a portion of this fee. As of December 31, 1999, the cumulative amount deferred was $15,428 and is included in deferred management fees.

Additionally under this agreement, ORFG earns a fee equal to 1% of the gross receipts ("supplemental fee"). The supplemental fee is deferred and is payable from distributable net cash flow (note 7). Any unpaid supplemental fee will bear interest at 2% per annum over the prime rate as charged by Citibank (8.5% at December 31, 1999). No supplemental fee was expensed in 1999.

Management estimates that projected future cash flow will not be sufficient to pay the supplemental fee. Consequently, the partnership has ceased accrual of this fee. If, in the future, the partnership determines that projected cash flow is sufficient to pay this fee, the partnership will accrue any prior year's fees and interest thereon at that time.

Investor Services Fee

An investor services fee is payable annually on a cumulative basis to ORFG for its services in preparing necessary reports for the investor limited partners and in communicating with them concerning the partnership's affairs. The fee may be increased by the same percentage as the average percentage increase in the project's rent. A fee of $9,511 was expensed and paid in 1999.

Prior to January 1, 1994, Oxford Equities Corporation (OEC) was the servicer of this information. The balance due OEC at December 31, 1999 was $7,000.

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

Working Capital Loan

Oxford has provided working capital loans to the partnership. Repayment of this loan is subordinated to certain priority returns to the Preferred ILPs (note 7), with the unpaid balance accruing interest at a simple rate equal to 10% per annum. Interest of $81,909 was expensed in 1999. As of December 31, 1999, the amount due Oxford was $1,163,187 which includes accrued interest of $344,087.

Operating Expense Loan

Pursuant to a loan and incentive fee agreement between OMC and the partnership, OMC has agreed to provide an operating expense loan. OMC has advanced $1,233,909 as of December 31, 1999, which includes accrued interest of $67,280. Pursuant to an earlier agreement no additional interest will be charged. The loan is repayable from distributable net cash flow (note 7) or proceeds of the sale or refinancing of the project, expense loans as the term of this obligation has expired.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and at December 31, 1999 consisted of the following:
Land                                                         $    700,000
Buildings                                                       9,173,606
Building equipment                                              1,616,897
                                                               11,490,503
Less accumulated depreciation                                  (5,237,364)

                                                              $ 6,253,139

NOTE 5 - MORTGAGE NOTE PAYABLE

The mortgage note payable in the amount of $10,700,000, was financed by the 1995 Series Tax Exempt Refunding Bonds issued by Orange County Housing Finance Authority. Debt service payments on the mortgage loan are made directly to the sole bond holder, American Tax-Exempt Bond Trust. The mortgage loan provides for: (a) maturity on December 22, 2005; (b) an interest rate equal to 9% per annum; (c) monthly payments of interest only and quarterly interest payments equal to 25% of net cash flow after a priority payment to the partnership equal to 3.7% of total operating income for the period; and (d) monthly deposits into a replacement reserve equal to $7,000 per month.

The liability of the partnership is limited to the property and equipment collateralizing the mortgage note and certain other amounts deposited with the mortgage lender.

NOTE 6 - LOAN PAYABLE

In 1989, the partnership received a loan from Merrill Lynch, Hubbard, Inc., to cover certain costs of refinancing a previous mortgage loan. The loan is repayable, without interest, from the proceeds of the sale or refinancing of the project, after certain priorities. As of December 31, 1999, the loan balance was $347,177.

NOTE 7 - PARTNERS' CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

Partners' capital contributions are as follows:
General and Special Limited Partners                       $          260
Investor Limited Partners                                       4,750,050
Preferred Limited Partners                                      1,085,000
                                                               $5,835,310

Distributable net cash flow at December 31, 1999 is as follows:

Cash and cash equivalents                                     $   331,490
Tenant security deposits                                           65,068
                                                                  396,558
Less:      Accounts payable                      $37,887
            Tenant security deposits              65,015
            Deferred rental revenue               10,521
            Accrued interest payable              82,925          196,348

Surplus cash                                                      200,210

Less:  Partnership's preferred return
  (3.7% of total income)                                           94,174

Adjusted cash flow                                                106,036

Less: 25% of adjusted cash flow to lender
  as participation interest                                        26,509

Remaining adjusted cash flow                                       79,527

Partnership's preferred return                                     94,174

Total distributable net cash flow to partnership             $    173,701

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

(f) To the preferred limited partners, an amount equal to a cumulative, compounded return of 15% per year on the preferred capital contributions ($2,501,228 as of December 31, 1999 less prior distributions to preferred limited partners);

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

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

CASSELBERRY-OXFORD ASSOCIATES
LIMITED PARTNERSHIP
DBA REFLECTIONS APARTMENTS
(A MARYLAND LIMITED PARTNERSHIP)

DECEMBER 31, 1998

                Casselberry-Oxford Associates Limited Partnership

                                TABLE OF CONTENTS

                                                        PAGE
INDEPENDENT AUDITORS REPORT                              3

FINANCIAL STATEMENTS

        BALANCE SHEET                                    4

        STATEMENTS OF OPERATIONS                         5

        STATEMENT OF PARTNERS' EQUITY (DEFICIT)          6

        STATEMENT OF CASH FLOWS                          7

        NOTES TO FINANCIAL STATEMENTS                    8

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

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casselberry-Oxford Associates Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                               /S/ REZNICK FEDDER & SILVERMAN


   Bethesda, Maryland
   January 22, 1999

Casselberry-Oxford Associates Limited Partnership
BALANCE SHEET
December 31, 1998

ASSETS
INVESTMENT IN PROPERTY AND EQUIPMENT
     Property and equipment                                 $   6,487,527
OTHER ASSETS
     Cash and cash equivalents                                    253,838
     Tenant receivables                                             1,003
     Due from Oxford                                               19,116
     Tenant security deposits - funded                             62,011
     Prepaid expenses                                              10,000
     Mortgage escrow deposits                                      91,207
     Reserve for replacements                                      29,801
     Unamortized costs                                            321,247

                                                            $   7,275,750


LIABILITIES AND  PARTNERS' EQUITY (DEFICIT)
LIABILITIES APPLICABLE TO INVESTMENT IN PROPERTY AND EQUIPMENT
     Mortgage note payable                                 $   10,700,000
     Accrued interest payable                                      82,925

                                                               10,782,925
OTHER LIABILITIES
     Accounts payable                                               3,564
     Tenant security deposits                                      59,686
     Deferred rental revenue                                        6,254
     Accrued investor services fee                                  7,000
     Working capital loan
      (includes accrued interest of $262,178)                   1,081,278
     Operating expense loan
      (includes accrued interest of $67,280)                    1,233,909
     Loan payable                                                 347,177
     Deferred management fees                                     148,460
     Subordinated management fees                                  67,468
     Subordinated loan payable                                    153,843
                                                               13,891,564
PARTNERS' EQUITY (DEFICIT)
     Capital contributions                $    5,835,310
     Less: Nonamortizable costs                  439,499
                                               5,395,811
     Cumulative cash distributions              (334,692)
     Cumulative income (losses)              (11,676,933)      (6,615,814)
                                                            $   7,275,750

                        See notes to financial statements

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF OPERATIONS

Year ended December 31, 1998

Gross potential rental revenue                                 $2,436,921
Less vacancies and allowances                                     120,507
        Net rental revenue                                      2,316,414

Interest income                                                    10,672
Other income                                                      115,084
        Total operating revenue                                 2,442,170
Operating expenses
    Renting                               $       33,772
    Administrative                               258,475
    Maintenance and operating                    522,898
    Utilities                                    170,730
    Taxes                                        224,628
    Insurance                                     80,038        1,290,541

Mortgage interest                                996,397
Interest on advances and loans                    88,820
Depreciation                                     230,306
Amortization                                      46,034
Financing fees                                    15,500
Investor services fees                             8,991
Other partnership expenses                         8,665        1,394,713

        Total expenses                                          2,685,254

        Net income (loss)                                     $  (243,084)

See notes to financial statements

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF PARTNERS' EQUITY (DEFICIT)

Year ended December 31, 1998

        Gross      Less       Net        Cumulative
        capital    nonamor-   capital    cash       Cumulative    Partners'
        contri-    tizable    contri-    distri-    income        equity
        butions    costs      butions    butions    (losses)      (deficit)
Partners'
equity
(deficit)
l/l/98  $5,835,310 $(439,499) $5,395,811 $(324,745) $(11,433,849) $(6,362,783)

Cash
distributions    0         0           0    (9,947)            0       (9,947)

Net
income
(loss)           0         0           0         0      (243,084)    (243,084)

Partners'
equity
(deficit)
12/31/98$5,835,310 $(439,499) $5,395,811 $(334,692) $(11,676,933) $(6,615,814)

                        See notes to financial statements

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF CASH FLOWS

Year ended December 31, 1998

Cash flows from operating activities
  Net income (loss)                                        $     (243,084)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
    Depreciation                                                  230,306
    Amortization                                                   46,034
    Changes in asset and liability accounts
    (Increase) decrease in assets
     Tenant receivables                                             3,292
     Other accounts receivable                                      4,215
     Mortgage escrow deposits                                     (11,070)
     Tenant security deposits - net                                 1,057
    Increase (decrease) in liabilities
     Accounts payable                                             (42,504)
     Accrued interest - working capital loan                       88,820
     Deferred rental revenue                                      (19,748)
         Net cash provided by (used in)
           operating activities                                    57,318

Cash flows from investing activities
  Net disbursements from (deposits to)
    reserve for replacements                                      (29,294)
  Net disbursements from (deposits to)
    debt service reserve                                           92,520
  Investment in property and equipment                            (18,319)

         Net cash provided by (used in)
            investing activities                                   44,907

Cash flows from financing activities
  Proceeds from (principal payments on)
    working capital advances                                       (3,234)
  Distributions to partners                                        (9,947)

         Net cash provided by (used in)
          financing activities                                    (13,181)

 NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             89,044

     Cash and cash equivalents, beginning                         164,794

     Cash and cash equivalents, end                        $      253,838

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                   $      996,397

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

Cash Management Fee

NHP Management Company receives a cash management fee for managing an investment portfolio (computed on an annualized basis) managed by NBP Management Company. The fee earned by NHP Management Company in 1998 was $3,217 and was offset against interest income.

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

Additionally under this agreement, ORFG earns a fee equal to 1% of the gross receipts ("supplemental fee"). The supplemental fee is deferred and is payable from distributable net cash flow (note 7). Any unpaid supplemental fee will bear interest at 2% per annum over the prime rate as charged by Citibank (7.75% at December 31, 1998). No supplemental fee was expensed in 1998.

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

Prior to January 1, 1994, Oxford Equities Corporation (OEQ was the servicer of this information. The balance due OEC at December 31, 1998 was $7,000.

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

Operating Expense Loan

Pursuant to a loan and incentive fee agreement between OMC and the partnership, OMC has agreed to provide an operating expense loan. OMC has advanced $1,233,909 as of December 31, 1998 which includes accrued interest of
$67,280. Pursuant to an earlier agreement no additional interest will be charged. The loan is repayable from distributable net cash flow (note 7) or proceeds of the sale or refinancing of the project, after certain priorities. OMC is not required to make additional operating expense loans as the term of this obligation has expired.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and at December 31, 1998 consisted of the following:

Land                                                       $      700,000
Buildings                                                       9,173,606
Building equipment                                              1,616,897

                                                               11,490,503
Less accumulated depreciation                                  (5,002,976)

                                                           $    6,487,527

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

NOTE 7 - PARTNERS' CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS

Partners' capital contributions are as follows:

General and Special Limited Partners                       $          260
Investor Limited Partners                                       4,750,050
Preferred Limited Partners                                      1,085,000

                                                              $ 5,835,310


Distributable net cash flow at December 31, 1998 is as follows:

Cash and cash equivalents                                  $      253,838
Tenant security deposits                                           62,011
                                                                  315,849
Less: Accounts payable                    $        3,564
Tenant security deposits                          59,686
Deferred rental revenue                            6,254
                                                  82,925          152,429

Surplus cash                                                      163,420


   Less: Partnership's preferred return
(3.7% of total income)                                             90,126

   Adjusted cash flow                                              73,294

      Less: 25% of adjusted cash flow to lender as
               participation interest                              18,324

      Remaining adjusted cash flow                                 54,970

      Partnership's preferred return                               90,126

      Total distributable net cash flow
         to partnership                                    $      145,096


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

DBA REFLECTIONS APARTMENTS

(A MARYLAND LIMITED PARTNERSHIP)

December 31, 1997

CONTENTS

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Casselberry-Oxford Associates Limited Partnership

We have audited the accompanying balance sheet of Casselberry-Oxford Associates Limited Partnership as of December 31, 1997, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casselberry-Oxford Associates Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 23, 1998

Casselberry-Oxford Associates Limited Partnership
BALANCE SHEET
December 31, 1997

ASSETS

INVESTMENT IN PROPERTY AND EQUIPMENT
  Property and equipment                                      $ 6,699,514

OTHER ASSETS
  Cash and cash equivalents                                       164,794
  Tenant receivables                                                4,295
  Other accounts receivable                                         4,215
  Due from Oxford                                                  19,116
  Tenant security deposits - funded                                58,327
  Prepaid expenses                                                 10,000
  Mortgage escrow deposits                                         80,137
  Capital expenditure reserve                                      92,520
  Reserve for replacements                                            507
  Unamortized costs                                               367,281
                                                              $ 7,500,706
LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES APPLICABLE TO INVESTMENT IN PROPERTY AND EQUIPMENT
  Mortgage note payable                                       $10,700,000
  Accrued interest payable                                         82,925
                                                               10,782,925
OTHER LIABILITIES
  Accounts payable                                                 46,068
  Tenant security deposits                                         54,945
  Deferred rental revenue                                          26,002
  Working capital advances                                          3,234
  Accrued investor services fee                                     7,000
  Working capital loan (includes accrued
        interest of $173,358)                                     992,458
  Operating expense loan (includes accrued
        interest of $67,280)                                    1,233,909
  Loan payable                                                    347,177
  Deferred management fees                                        148,460
  Subordinated management fees                                     67,468
  Subordinated loan payable                                       153,843
                                                               13,863,489
PARTNERS' DEFICIT
  Capital contributions                      $ 5,835,310
  Less: Nonamortizable costs                     439,499
                                               5,395,811
  Cumulative cash distributions                 (324,745)
  Cumulative losses                          (11,433,849)      (6,362,783)
                                                              $ 7,500,706
The accompanying notes are an integral part of this statement

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF OPERATIONS

Year ended December 31, 1997


Gross potential rental revenue                                 $2,323,217
Less vacancies and allowances                                     125,896
  Net rental revenue                                            2,197,321

Interest income                                                    14,689
Other income                                                      110,619

  Total operating revenue                                       2,322,629

Operating expenses
  Renting                                       $ 29,725
  Administrative                                 250,010
  Maintenance and operating                      384,854
  Utilities                                      175,099
  Taxes                                          210,112
  Insurance                                       78,613        1,128,413

Mortgage interest                                979,050
Interest on advances and loans                    75,000
Depreciation                                     229,652
Amortization                                      46,034
Financing fees                                    25,009
Investor services fees                             8,654
Other partnership expenses                         9,469        1,372,868

  Total expenses                                                2,501,281

  Net loss                                                    $  (178,652)

The accompanying notes are an integral part of this statement

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF PARTNERS' DEFICIT

Year ended December 31, 1997


        Gross      Less       Net
        Capital    Nonamor-   Capital   Cumulative
        Contri-    tizable    Contri-   Cash          Cumulative    Partners'
        butions    Costs      butions   Distributions   Losses      Deficit

Partners'
  deficit
 1/1/97 $5,835,310 $(439,499) $5,395,811 $(324,745) $(11,255,197) $(6,184,131)

Net loss         0         0           0         0      (178,652)    (178,652)

Partners'
  deficit
12/31/97$5,835,310 $(439,499) $5,395,811 $(324,745) $(11,433,849) $(6,362,783)

The accompanying notes are an integral part of this statement

Casselberry-Oxford Associates Limited Partnership

STATEMENT OF CASH FLOWS

Year ended December 31, 1997


Cash flows from operating activities
  Net loss                                                      $(178,652)
  Adjustments to reconcile net loss to net cash
        provided by operating activities
  Depreciation                                                    229,652
  Amortization                                                     46,034
  Changes in asset and liability accounts
  (Increase) decrease in assets
        Tenant receivables                                         (1,882)
        Other accounts receivable                                  (4,079)
        Mortgage escrow deposits                                    5,096
        Debt service escrow                                        29,108
        Tenant security deposits - net                               (675)
  Increase (decrease) in liabilities
        Accounts payable                                          (75,815)
        Accrued interest - working capital loan                    75,000
        Deferred rental revenue                                    15,952

  Net cash provided by operating activities                       139,739

Cash flows from investing activities
  Net disbursements from reserve for replacements                  16,825

  Net cash provided by investing activities                        16,825

  NET INCREASE IN CASH AND CASH EQUIVALENTS                       156,564

Cash and cash equivalents, beginning                                8,230

Cash and cash equivalents, end                                   $164,794

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                         $979,050

The accompanying notes are an integral part of this statement

Casselberry-Oxford Associates Limited Partnership

NOTES TO FINANCIAL STATEMENTS

December 31,1997


NOTE 1 - ORGANIZATION

Casselberry-Oxford Associates Limited Partnership, a Maryland limited partnership, was formed January 1, 1983 to acquire an interest in real property located in Casselberry, Florida and to construct and operate a 336 unit rental housing community known as Reflections Apartments. The partnership will continue to operate until December 31,2036, unless dissolved earlier in accordance with the partnership agreement. The partnership has entered into an agreement, which governs the rental, sale, and conversion of the units with the Orange County Housing Finance Authority of the State of Florida, and Suntrust Bank, Central Florida, National Association. The agreement provides for, among other things, the rental of at least 20% of the units to tenants whose income does not exceed 80% of the median area income. This restriction is necessary in order for the partnership to comply with the provisions of the Internal Revenue Code governing preservation of the tax exempt status of the bonds issued by the Orange County Housing Finance Authority.

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

Cash Equivalents

The partnership invests substantially all of its available cash in the operating bank account in an overnight investment in commercial paper which is considered to be a cash equivalent. At December 31, 1997, $163,780 was invested.

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

The general partners are officers and/or affiliates of Oxford Development Corporation (Oxford), Oxford Holding Corporation (OHC), Oxford Realty Financial Group, Inc. (ORFG), or Apartment Investment and Management Company (AIMCO)

The following items were paid or are payable to Oxford, OHC, ORFG, AIMCO or their affiliates from operating revenues or distributable net cash flow.

Property Management Fee

The partnership has entered into an agreement with NHP Management Company, an affiliate of AIMCO, to provide property management services to the partnership. The fee for such services is equal to 3.36% of gross collections which was $77,704 in 1997. The agreement expires December 31, 1998, at which time it can be automatically renewed for one year periods, subject to certain limitations.

Deferral of Fees

In prior years, NHP Management Company was required to defer a portion of the property management fees. At December 31, 1997 the cumulative amount deferred was $45,287 and is included in deferred management fees. Additionally, Oxford Management Company, Inc. (OMC), the former property management agent, had also deferred management fees of $ 87,745 in prior years.

These deferred fees are payable without interest from distributable net cash flow (note 7) or from the proceeds of sale or refinancing, after certain priorities.

Subordination of Fees

In 1987, OMC agreed to subordinate $67,468 of its management fees. This amount is repayable to OMC, without interest, from distributable net cash flow (note 7) or proceeds of sate or refinancing of the project, after certain priorities.

Accounting and Data Processing Fee

NHP Management Company receives an accounting and data processing fee of $1.49 per unit per month. A fee of $ 6,015 was paid in 1997.

Administrative Fee

workpapers and account analyses for the audit firm.

Incentive Management Fee

The general partners and/or their affiliates receive an incentive management fee payable from distributable net cash flow after certain priorities (note
7). No fee was earned in 1997.

Capital Improvement Consulting. Oversight, and Administrative (CICOA) Fee

NHP Management Company earns a fee for its services in special planning and oversight in connection with capital improvements made to the rental property. The fee is 7.46% of the actual costs of certain capital improvements, subject to certain limitations, and is payable to NHP Management Company from operating revenue. The fee earned in 1997 was $3,239.

Cash Management Fee

NHP Management Company receives a cash management fee for managing and investing partnership funds. The fee is 1.12% of the average monthly investment portfolio (computed on an annualized basis) managed by NHP Management Company. The fee earned by NHP Management Company in 1997 was $976 and was offset against interest income.

Asset Management Fees

The partnership has entered into an Asset Management Agreement with ORFG to provide certain supervisory and asset management services to the partnership, which previously had been provided by the former property management agent, Oxford Management Company, Inc. (OMC), but are not provided by NHP Management Company, including overseeing the property manager. A portion of the fee earned for such services in 1997 was $29,957, representing an amount equal to 34.1% of all the above-referenced fees payable to NHP Management Company, and is currently payable as an operating expense.

In prior years, ORFG was required to defer a portion of this fee. As of December 31, 1997, the cumulative amount deferred was $15,428 and is included in deferred management fees.

Additionally under this agreement, ORFG earns a fee equal to 1% of the gross receipts ("supplemental fee"). The supplemental fee is deferred and is payable from distributable net cash flow (note 7). Any unpaid supplemental fee will bear interest at 2% per annum over the prime rate as charged by Citibank (8.5% at December 31, 1997). No supplemental fee was expensed in 1997.

Management estimates that projected future cash flow will not be sufficient to pay the supplemental fee. Consequently, the partnership has ceased accrual of this fee. If, in the future, the partnership determines that projected cash flow is sufficient to pay this fee, the partnership will accrue any prior year's fees and interest thereon at that time.

Investor Services Fee

An investor services fee is payable annually on a cumulative basis to ORFG for its services in preparing necessary reports for the investor limited partners and in communicating with them concerning the partnership's affairs. The fee may be increased by the same percentage as the average percentage increase in the project's rent. A fee of $8,654 was expensed and paid in 1997.

Prior to January 1, 1994, Oxford Equities Corporation (OEC) was the servicer of this information. The balance due OEC at December 31, 1997 was $7,000.

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

Working Capital Advances

Oxford has provided non-interest bearing working capital advances, which are repayable from first available distributable cash flow. As of December 31, 1997, the balance due Oxford was $3,234.

Working Capital Loan

Oxford has provided working capital loans to the partnership. Repayment of this loan is subordinated to certain priority returns to the Preferred ILPs (note 7), with the unpaid balance accruing interest at a simple rate equal to 10% per annum. Interest of $75,000 was expensed in 1997. As of December 31, 1997, the amount due Oxford was $992,458 which includes accrued interest of $173,358.

Operating Expense Loan

Pursuant to a loan and incentive fee agreement between OMC and the partnership, OMC has agreed to provide an operating expense loan. OMC has advanced $1,233,909 as of December 31, 1997 which includes accrued interest of $67,280. Pursuant to an earlier agreement no additional interest will be charged. The loan is repayable from distributable net cash flow (note 7) or proceeds of the sale or refinancing of the project, after certain priorities. OMC is not required to make additional operating expense loans as the term of this obligation has expired.

Subordinated Loan Payable

During 1988, a collateral security account funded by Oxford, in the amount of $153,843 was drawn to pay mortgage interest of the partnership. This amount is repayable to Oxford. without interest, upon sale or refinancing of the project, after certain priorities.

Amounts outstanding on the above notes and loans at the time of sale or refinancing of the project or the dissolution of the partnership are payable from the proceeds of such sale, refinancing or partnership liquidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation, and at December 31, 1997 consisted of the following:

Land                                                       $     700,000
Buildings                                                      9,173,606
Building equipment                                             1,598,578
                                                              11,472,184
Less accumulated depreciation                                  4,772,670

                                                            $  6,699,514

NOTE 5 - MORTGAGE NOTE PAYABLE

The mortgage note payable in the amount of $10,700,000, was financed by the 1995 Series Tax Exempt Refunding Bonds issued by Orange County Housing Finance Authority. Debt service payments on the mortgage loan are made directly to the sole bond holder, American Tax-Exempt Bond Trust. The mortgage loan provides for. (a) maturity on December 22, 2005: (b) an interest rate equal to 9% per annum; (c) monthly payments of interest only and quarterly interest payments equal to 25% of net cash flow after a priority payment to the partnership equal to 3.7% of total operating income for the period: and (d) establishment of a capital expenditure reserve with an initial deposit at closing of $200,000 and, monthly deposits into a replacement reserve equal to $8,400 per month for the first 24 months and $7,000, per month, thereafter.

The liability of the partnership is limited to the property and equipment collateralizing the mortgage note and certain other amounts deposited with the mortgage lender.

NOTE 6 - LOAN PAYABLE

In 1989, the partnership received a loan from Merrill Lynch, Hubbard, Inc., to cover certain costs of refinancing a previous mortgage loan. The loan is repayable, without interest, from the proceeds of the sale or refinancing of the project, after certain priorities. As of December 31, 1997, the loan balance was $347,177.

NOTE 7 - PARTNERS' CAPITAL CONTRIBUTIONS AND DISTRIBUTIONS


Partners' capital contributions are as follows:

General and Special Limited Partners                           $      260
Investor Limited Partners                                        4,750,05

                                                               $5,835,310

Distributable net cash flow at December 31, 1997 is as follows:

Cash and cash equivalents                                      $  164,794
Tenant security deposits - funded                                  58,327
                                                                  223,121
Less:  Accounts payable                         $ 46,068
Tenant security deposits                          54,945
Deferred rental revenue                           26,002
Accrued interest payable                          82,925
Working capital advances                           3,234          213,174

Distributable net cash flow                                   $     9,947

The general partners have the right to reserve for contingencies and future replacements in amounts determined adequate for such purposes at any time.

Distributable net cash flow, when available, is payable as follows:

(a) To the preferred limited partners, payment of an $87,000 cumulative, annual preferred return beginning in 1996 (The balance due under this priority is $174,000);

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

(f) To the preferred limited partners, an amount equal to a cumulative, compounded return of 15% per year on the preferred capital contributions ($1,762,821 as of
December 31, 1997 less prior distributions to preferred limited partners):

(g) To the preferred limited partners, an amount equal to the preferred capital contributions:

(h) To ORSC and ORFG, payment of the 1992 - 1995 supplemental fees from up to 50% of distributable cash flow;

(i) To OMC, NHP Management Company and ORFG, in payment of any deferred property management fees;

(j) To the investor limited partners, up to $380,000 in accordance with their partnership interests:

(k) To the special limited and general partners, up to $20,000 in accordance with their partnership interests;

(1)   To OMC, the payment of 1987 subordinated property management fee:

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

INDEPENDENT AUDITORS' REPORT

COMPLIANCE WITH LAND USE RESTRICTION AGREEMENT

CASSELBERRY-OXFORD ASSOCIATES
LIMITED PARTNERSHIP

December 31,1997

INDEPENDENT AUDITORS' REPORT


To the Partners
Casselberry-Oxford Associates Limited Partnership

We have audited, in accordance with generally accepted auditing standards, the balance sheet of Casselberry-Oxford Associates Limited Partnership as of December 31, 1997, and the related statements of operations, partners' deficit and cash flows for the year then ended, and have issued our report thereon dated January 23, 1998.

In connection with our audit, nothing came to our attention that caused us to believe that the partnership failed to comply with the terms, covenants, provisions or conditions of the Regulatory Agreement with the Orange County Housing Finance Authority of the State of Florida and Suntrust Bank, Central Florida National Association regarding Section 103(b)(4)(A) of the 1954 Internal Revenue Code insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

This report is intended solely for the information and use of management of the partnership, the Orange County Housing Finance Authority of the State of Florida and Suntrust Bank, Central Florida National Association and should not be used for any other purpose.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 23,1998

ROLLING RIDGE, LLC
(a limited liability company)

Audited Financial Statements

December 31, 1999

TABLE OF CONTENTS

                                                                      PAGE

Independent Auditor's Report                                            1

Balance Sheets                                                          2

Statements of Members' Equity                                           3

Statements of Operations                                                4

Statements of Cash Flows                                                5

Notes to Financial Statements                                           6

INDEPENDENT AUDITORS REPORT

Board of Directors
Rolling Ridge, LLC

I have audited the accompanying balance sheets of Rolling Ridge, LLC as of December 31, 1999 and 1998 and the related statements of members' equity, operations, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rolling Ridge, LLC as of December 31, 1999 and 1998 and the results of its operations, changes in members' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ James L. Zimmerman

February 7, 2000

ROLLING RIDGE, LLC
(a limited liability company)

Balance Sheet

December 31, 1999 and 1998

ASSETS
                                                 1999             1998
Land and buildings (including land of
  $1,113,241) at cost                        $ 6,587,225      $ 6,587,225
Less accumulated depreciation - Note 1        (2,023,695)      (1,824,641)

        Net land and buildings                 4,563,530        4,762,584

Cash - operating account                          56,507           51,914
Cash - restricted for replacement reserve Note 2   5,434            6,384
Accounts receivable from tenants                   1,905            2,476
Debt financing costs, less accumulated
  amortization of ($26,534 and $20,291 in 1999
  and 1998, respectively)                        160,747          166,990

                                              $4,788,123       $4,990,348


LIABILITIES AND MEMBERS' EQUITY

Liabilities:
  Mortgage payable -  Note 2                  $4,925,000       $4,925,000
  Accounts payable                                27,757           27,608
  Prepaid rents from tenants                         642              590
  Tenants security deposits payable               61,635           62,208
  Accrued contingent interest
    payable - Note 2                               4,508           15,808

        Total liabilities                      5,019,542        5,031,214

Members' equity (deficit)                       (231,419)         (40,866)

                                              $4,788,123       $4,990,348

See accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Statements of Members' Equity

For the Years Ended December 31, 1999 and 1998

                                   Duane R.    Ralph & Diane
                                     Raab          Haun           Total

Balances (deficit) at
  December 31, 1997                $144,802      $(48,366)      $  96,436

Net loss - 1998                     (68,651)      (68,651)      (137,302)

Balances (deficit) at
  December 31                        76,151      (117,017)       (40,866)

Withdrawals                         (48,192)      (48,193)       (96,385)

Net loss - 1999                     (47,084)      (47,084)       (94,168)

Balances (deficit) at
  December 31, 1999               $ (19,125)    $(212,294)     $(231,419)

See accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Statement of Operations

For the Years Ended December 31, 1999 and 1998

                                                 1999             1998

Revenues:
  Net rentals                                 $1,035,009      $   981,349
  Other income                                    47,369           24,615

  Total revenues                               1,082,378        1,005,964

Cost of operations:
Payroll and related                               92,630           90,101
Management fees                                   43,427           40,281
Advertising and promotion                         17,369           15,352
Professional fees                                  4,958            4,199
Other administrative expenses                     17,050           13,833
Landscaping                                       15,360           15,360
Tree trimming                                      7,190
Painting (net of $25,000 reimbursement in 1998)   10,570            6,130
Paving                                             9,750
Other repairs and maintenance                     64,689           94,397
Refuse collection                                 13,643           11,420
Utilities                                         57,239           59,396
Insurance                                         12,273            7,495
County trustee fees                                9,143            8,899
Property taxes                                   122,700          112,048
Interest expense - base                          443,250          443,250
Interest expense - contingent - Note 2            30,008           15,808

  Total cost of operations                       971,249          937,969

Income before depreciation and amortization      111,129           67,995

Depreciation and amortization                    205,297          205,297

Net loss                                    $    (94,168)     $  (137,302)

See accompanying Notes to Financial Statements

ROLLING RIDGE, LLC

Statement of Cash Flows

For the Years Ended December 31, 1999 and 1998

                                                1999              1998
Cash flows from operating activities:
  Net loss                                     $ (94,168)       $(137,302)

  Adjustments to reconcile net loss to net cash
        provided by (applied to) operating activities:
  Depreciation and amortization                  205,297          205,297
  (Increase) decrease in:
  Accounts receivable                                571              700
  Increase (decrease) in:
  Bank overdraft                                                  (37,235)
  Accounts payable                                   149           10,760
  Prepaid rents                                       52             (766)
  Tenants security deposits                         (573)          (4,569)
  Accrued contingent interest payable            (11,300)          15,808

  Net adjustments                                194,196          189,995

  Total from operating activities                100,028           52,693

Cash flows from investing activities:
  Deposits to replacement reserves               (21,996)         (21,996)
  Expenditures from replacement reserves          22,946           21,217

  Net cash flows from investing activities           950             (779)

Cash flows from financing activities:
  Member withdrawals                             (96,385)               0

Net increase in cash                               4,593           51,914

Beginning cash balances                           51,914                0

Ending cash balances                            $ 56,507         $ 51,914

Supplemental disclosure - cash paid during
  year for interest                             $484,558         $443,250

See accompanying Notes to Financial Statements

ROLLING RIDGE, LLC

Notes to Financial Statements

December 31,1999


1. Organization and Summary of Significant Accounting Policies Organization

Rolling Ridge, LLC, a California limited liability company, was formed on June 6, 1996 as the successor entity to Rolling Ridge partners (Duane R. Rabb, Ralph E. Haun, and Diane E. Haun) a California general partnership, which developed and constructed the 110 unit multi-family residential rental project located in Chino Hills, County of San Bemardino, California, known as Rolling Ridge Apartments. The effective commencement date of Rolling Ridge, LLC is August 2, 1996, the date the partners refinanced the original loan on the property. Rolling Ridge, LLC has a limited life and will be dissolved by January 1,2036.

Basis of Accounting
The company's books of account are maintained on the modified cash basis of accounting. These financial statements prepared on the accrual basis of accounting. Under this method of accounting, revenue is recognized when revenues are earned, or billed, and expenses are recognized when goods or services are received, whether paid or not.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2. Mortgage Payable

The mortgage payable to American Tax-Exempt Bond Trust in the amount of $4,925,000 as provided through the issuance and sale of Multifamily Housing Revenue Bonds 1996 Series A (Rolling Ridge Apartments) issued by the County of San Bemardino, California. The note bears interest at an annual rate of 9.0%, payable monthly. The terms of the note provide for the payment of interest only until maturity, July 1,2026, at which time the entire principal balance is due.

The note also provides for contingent interest equal to 30% of net property cash flow after payment of the base and contingent interest, and 25% of net sales or repayment proceeds (which may in certain circumstances when no sale proceeds are received, including but not limited to refinancing, be measured by fair market value) over repayment of outstanding principal until the borrower has paid interest at a simple annual rate of 16% over the term of the note, after which no further contingent interest payments will be required.

Contingent interest for the years ended December 31, 1999 and 1998 was calculated as follows:

                                                 1999              1998
Cash flow from operating
activities as reported in
the statements of cash flows-
Page 5                                          $100,028        $  52,693

Percentage rate                                      x30%             x30%

Contingent interest                               30,008           15,808

1999 contingent interest paid                    (25,500)

Contingent interest payable                     $  4,508        $  15,808

3. Replacement Reserves

The company is required to make monthly deposits in escrow in an amount to one-twelfth of the estimated annual real property taxes and insurance premiums for the property. In addition, the company is required to establish and maintain a replacement reserve escrow account and make monthly deposits of $1,833 into this account. Activity in the replacement reserve escrow account for the years ended December 31, 1999 and 1998 is shown below:

                                                  1999             1998

Monthly contributions (12 x $1,833)              $21,996          $21,996

Expenditures:
  Floor coverings                                 14,394           12,347
  Other furnishings                                  791              690
  Roof repairs                                       579            1,450
  Heating and air conditioning                     3,766            1,355
  Plumbing and water heaters                       2,939            3,235
  Painting                                                          1,140
  Landscape improvements                                            1,000
  Other repairs                                      477                0

        Total expenditures                        22,946           21,217

Net increase (decrease)                             (950)             779

Balances at beginning of year                      6,384            5,605

Balances at end of year                          $ 5,434          $ 6,384

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


/S/ JAMES L. ZIMMERMAN


February 8, 1999

ROLLING RIDGE, LLC
(a limited liability company)

Balance Sheets

December 31, 1998 and 1997

ASSETS
                                                 1998             1997
Land and buildings (including
  land of $1,113,241)                        $ 6,587,225      $ 6,587,225
at cost, less accumulated
  depreciation - Note 1                       (1,824,641)      (1,625,587)

       Net land and buildings                  4,762,584        4,961,638

Cash - operating account                          51,914                0
Cash - restricted for replacement
  reserve - Note 2                                 6,384            5,605
Accounts receivable from tenants                   2,476            3,176
Debt financing costs,
  less accumulated
  amortization ($20,291 and
  $14,048 in 1998
  and 1997, respectively)                        166,990          173,233

                                             $ 4,990,348      $15,143,652
LIABILITIES AND MEMBERS' EQUITY

Liabilities:
  Mortgage payable - Note 2                   $4,925,000       $4,925,000
  Bank overdraft                                       0           37,235
  Accounts payable                                27,608           16,848
  Prepaid rents from tenants                         590            1,356
  Tenants security deposits payable               62,208           66,777
  Accrued contingent interest
    payable - Note 2                              15,808                0

       Total liabilities                       5,031,214        5,047,216

Members' equity (deficit)                        (40,866)          96,436

                                             $ 4,990,348      $ 5,143,652

See Accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Statement of Operations

For the Year Ended December 31, 1998 and 1997

                                                 1998             1997
Revenue:
  Net rentals                                $   981,349      $   920,968
  Other income                                    24,615           22,516

       Total revenues                          1,005,964          943,484

Cost of operations:
  Payroll and related                             90,101           85,377
  Management fees                                 40,281           37,743
  Advertising and promotion                       15,352           19,106
  Professional fees                                4,199            8,809
  Other administrative expenses                   13,833           14,806
  Landscaping                                     15,360           12,830
  Painting (net of $25,000 reimbursement
  in 1998)                                         6,130           33,304
  Other repairs and maintenance                   94,397           70,646
  Refuse collection                               11,420            8,659
  Utilities                                       59,396           61,298
  Insurance                                        7,495            6,303
  County and trustee fees                          8,899           14,882
  Property taxes                                 112,048          136,675
  Interest expense - Note 2                      459,058          443,250

       Total cost of operations                  937,969          953,688

Income (loss) before depreciation                 67,995          (10,204)

Depreciation and amortization                    205,297          205,297

Net loss                                     $  (137,302)     $  (215,501)

See Accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Statements of Members Equity

For the Years Ended December 31, 1998 and 1997

                            Duane R.        Ralph & Diane
                              Raab               Haun             Total
Balances at
  December 31, 1996        $ 246,553           $  53,384        $ 299,937

Contributions                  6,000               6,000           12,000

Net income
  (loss) - 1997             (107,751)           (107,750)        (215,501)

Balances (deficit) at
  December 31, 1997          144,802             (48,366)          96,436

Net income (loss) - 1998     (68,651)            (68,651)        (137,302)

Balances (deficit) at
  December 31, 1998        $  76,151           $(117,017)       $ (40,866)


See Accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Statement of Cash Flows

For The Years Ended December 31, 1998 and 1997

                                                  1998              1997
Cash flows from operating activities:
   Net loss                                    $(137,302)       $(215,501)
   Adjustments to reconcile net loss
   to net cash provided by (applied to)
   operating activities:
        Depreciation and amortization            205,297          205,297
        (Increase) decrease in:
        Accounts receivable                          700            3,012
        Increase (decrease) in:
        Bank overdraft                           (37,235)          (8,606)
        Accounts payable                          10,760             (171)
        Prepaid rents                               (766)             283
        Tenants security deposits                 (4,569)           1,914
        Accrued contingent interest payable       15,808                0

               Net adjustments                   189,995          201,729

               Total from operating activities    52,693          (13,772)

Cash flows from investing activities:
   Deposits to replacement reserves              (21,996)         (21,996)
   Expenditures from replacement reserves         21,217           23,768

               Net cash flows from investing
               activities                           (779)           1,772

Cash flows from financing activities:
   Member contributions                                0           12,000

Net increase (decrease) in cash                   51,914                0

Beginning cash balance                                 0                0

Ending cash balance                            $  51,914        $       0

Supplemental disclosure - cash paid
during year for interest                       $ 443,250        $ 443,250

See Accompanying Notes to Financial Statements

ROLLING RIDGE, LLC
(a limited liability company)

Notes to Financial Statement

December 31, 1998


1. Organization and Summary of Significant Accounting Policies

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

Basis of Accounting

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

2. Mortgage Payable

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

Contingent interest for the years ended December 31, 1998 and 1997 was calculated as follows:

                                                  1998             1997
         Cash flow from operating
         activities as reported in
         the statements of cash flows -
         Page 5                                  $52,693         $(13,772)
         Percentage rate                            x 30%            x 30%

         Contingent interest payable             $15,808         $      0

3. Replacement Reserve

The company is required to make monthly deposits in escrow in an amount equal to one twelfth of the estimated annual real property taxes and insurance premiums for the property. In addition, the company is required to establish and maintain a replacement reserve escrow account and make monthly deposits of $1,833 into this account. Activity in the replacement reserve escrow account for the years ended December 31, 1998 and 1997 is shown below:

                                     1998                       1997
          Balance at beginning of year           $ 5,605          $ 7,377
          Monthly contributions (12 x $1,833)     21,996           21,996
          Expenditures:
             Floor covering                       12,347           18,116
             Other furnishings                       690            3,632
             Roof repairs                          1,450            2,020
             Heating and air conditioning          1,355
             Plumbing and water heaters            3,235
             Painting                              1,140
             Landscaping improvements              1,000                0

                                                  21,217           23,768

          Balance at end of year                 $ 6,384          $ 5,605

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN TAX-EXEMPT BOND TRUST
(Registrant)


By:RELATED AMI ASSOCIATES, INC., as Manager


Date:  March 28, 2000

By:/s/ Stuart J. Boesky
Stuart J. Boesky
Director and President



Date:  March 28, 2000

By:/s/ Michael J. Brenner
Michael J. Brenner
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                   Title                           Date



/s/ Stuart J. Boesky      Director and President
Stuart J. Boesky          of the Manager                    March 28, 2000


                          Director
/s/ Michael J. Brenner    (Principal Executive
Michael J. Brenner        Officer) of the Manager           March 28, 2000


                          Senior Vice President
/s/ Alan P. Hirmes        (Principal Financial
Alan P. Hirmes            Officer) of the Manager           March 28, 2000


                          Treasurer
/s/ Richard A. Palermo    (Principal Accounting
Richard A. Palermo        Officer) of the Manager           March 28, 2000