Form 10-Q
period 2000-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 2000-05-12
CIK 916824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended March 31, 2000


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


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
                                   (Unaudited)

                                               ===============  ===============
                                                  March 31,       December 31,
                                                    2000             1999
                                               --------------------------------
ASSETS
Investment in First Mortgage
  Bonds - at fair value (Note 2)                 $26,042,379      $27,191,567
Cash and cash equivalents                            602,328          726,567
Accrued interest receivable                          181,696          181,696
                                                  ----------       ----------
Total assets                                     $26,826,403      $28,099,830
                                                  ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (Note 3)                       $   960,621      $   893,420
Accounts payable                                     380,400          458,081
                                                  ----------       ----------
Total liabilities                                  1,341,021        1,351,501
                                                  ----------       ----------

Shareholders' equity:
Beneficial owner's equity-manager                    (30,900)         (29,529)
Beneficial owners' equity-
  shareholders (1,501,481
  and 1,501,481 shares
  issued and outstanding,
  respectively)                                   24,547,662       24,683,336
Treasury shares of beneficial
  interest (37,960 and 37,960 shares,
  respectively)                                     (721,238)        (721,238)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds                                   1,689,858        2,815,760
                                                  ----------       ----------
Total shareholders' equity                        25,485,382       26,748,329
                                                  ----------       ----------
Total liabilities and shareholders'
  equity                                         $26,826,403      $28,099,830
                                                  ==========       ==========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)

                                             ================================
                                                    Three Months Ended
                                                          March 31,
                                             --------------------------------
                                                  2000             1999
                                             --------------------------------
Revenues
Interest income:
First Mortgage Bonds (Note 2)                    $ 534,706        $ 525,942
Cash equivalents and
  Marketable Securities                              4,764            5,168
                                                  --------         --------
Total revenues                                     539,470          531,110
                                                  --------         --------

Expenses:
General and administrative                          17,731           25,724
General and administrative-
  related parties (Note 3)                          22,303           26,113
Loan servicing fees (Note 3)                        14,778           14,656
Amortization of organization costs                       0           12,500
                                                  --------         --------
Total expenses                                      54,812           78,993
                                                  --------         --------
Net income                                       $ 484,658        $ 452,117
                                                  ========         ========

Allocation of net income:
Shareholders                                     $ 450,390        $ 418,174
Manager                                              4,549            4,224
Special distributions to Manager
  (Note 3)                                          29,719           29,719
                                                  --------         --------
Net income                                       $ 484,658        $ 452,117
                                                  ========         ========

Weighted average shares -
  shareholders                                   1,466,966        1,464,969
                                                 =========        =========
Basic net income per
  weighted average share-
  shareholders                                   $     .31        $     .29
                                                  ========         ========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                    Accumulated
                                                          Beneficial     Beneficial     Treasury       Other
                                                            Owners'       Owner's      Shares of      Compre-       Compre-
                                                            Equity-       Equity-      Beneficial     hensive       hensive
                                              Total      Shareholders     Manager       Interest      Income        Income
                                           -----------   ------------   -----------   -----------   -----------   -----------
Balance at January 1, 2000                 $26,748,329    $24,683,336      $(29,529)    $(721,238)   $2,815,760

Comprehensive Income:
Net income                                     484,658        450,390        34,268             0             0    $  484,658

Other Comprehensive Income:

Net unrealized gain (loss) on First
  Mortgage Bonds                            (1,125,902)             0             0             0    (1,125,902)   (1,125,902)
Distributions                                 (621,703)      (586,064)      (35,639)            0             0
                                           -----------    -----------   -----------   -----------   -----------   -----------

Total Comprehensive Income:                                                                                        $ (641,244)
                                                                                                                     ========

Balance at March 31, 2000                  $25,485,382    $24,547,662      $(30,900)    $(721,238)   $1,689,858
                                            ==========     ==========       =======      ========     =========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                             ================================
                                                    Three Months Ended
                                                         March 31,
                                             --------------------------------
                                                  2000             1999
                                             --------------------------------
Cash flows from operating activities:
Net income                                       $ 484,658        $ 452,117
                                                  --------         --------
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs                                     0           12,500
Amortization expense-loan
  origination costs                                 23,286           23,286
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable                                    0           (3,102)
Increase in due to affiliates                       67,201           70,093
Decrease in accounts payable                       (77,681)          (6,232)
                                                  --------         --------
Total adjustments                                   12,806           96,545
                                                  --------         --------

Net cash provided by operating
  activities                                       497,464          548,662
                                                  --------         --------

Cash flows from investing activities:
Purchase of marketable securities                        0         (300,000)
                                                  --------         --------

Net cash used in investing activities                    0         (300,000)
                                                  --------         --------

Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest                                 0           58,980
Distributions to shareholders                     (621,703)        (620,627)
Purchase of treasury shares of
  beneficial interest                                    0          (58,976)
                                                  --------         --------

Net cash used in
  financing activities                            (621,703)        (620,623)
                                                  --------         --------



                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                            ================================
                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                 2000             1999
                                            --------------------------------
Net decrease in cash and
  cash equivalents                               (124,239)        (371,961)

Cash and cash equivalents at
  beginning of period                             726,567          889,126
                                                  -------          -------

Cash and cash equivalents at
  end of period                                  $602,328         $517,165
                                                  =======          =======

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 1 - General

American Tax-Exempt Bond Trust (the "Trust") was formed on December 23, 1993 as a finite life, closed end Delaware business trust for the purpose of investing in tax-exempt first mortgage bonds ("First Mortgage Bonds") issued by various state or local governments or their agencies or authorities and secured by first mortgage loans on multifamily residential apartment and retirement community projects. The Trust operates in one segment, Investment in First Mortgage Bonds. Related AMI Associates, Inc. is the Manager ("Manager") of the Trust.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient Reinvestment Proceeds from the sale of shares under the Reinvestment Plan. The Redemption Plan has been suspended pending the vote on the Merger, described below.

The Trust has invested the Net Proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on three multifamily residential apartment projects owned by third-party developers and one underlying property owned by RHA Inv., Inc. (the "Borrower") an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trustees of both the Borrower and the Manager and owns 40% and 67.2% of each entity, respectively. The Trust is also permitted to invest in other tax-exempt securities which have shorter maturities than First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

Consummation of the Merger, which is expected in the third quarter of 2000, is subject to various conditions, including approval of the Merger by the shareholders of the Trust. Prior to such shareholders' meeting, CharterMac will file a registration statement with the Securities and Exchange Commission registering under the Securities Act of 1933, as amended, the CharterMac Shares to be issued in exchange for the outstanding Trust Shares. Such CharterMac Shares will be offered to the Trust shareholders only pursuant to a prospectus that will also serve as a consent statement for the shareholders of the Trust.

If the Merger is completed, CharterMac and the Trust will pay their own fees and expenses. The Trust has accrued but not paid all merger-related costs incurred as of March 31, 2000. If the Merger Agreement is terminated because the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is terminated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and expenses. If the Trust shareholders do not approve the Merger it is expected the Manager would be paid all accrued and unpaid fees and special distributions thereby reducing the cash available for distribution.

The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At March 31, 2000 and December 31, 1999, the Trust has classified its first mortgage bonds and marketable securities as available for sale.

The books and records of the Trust are maintained on the accrual basis of accounting in accordance with Generally Accepted Ac-

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

counting Principles. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of March 31, 2000, the results of operations and its cash flows for the three months ended March 31, 2000 and 1999. However, the operating results for the three months ended March 31, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Investment in First Mortgage Bonds

GENERAL

The cost basis of the First Mortgage Bonds was $24,352,521 and $24,375,807 at March 31, 2000 and December 31, 1999. The net unrealized gain on First Mortgage Bonds of $1,689,858 and $2,815,760 as of March 31, 2000 and December 31, 1999,
respectively, consists of gross unrealized gains and losses of $1,763,564 and $73,706, respectively, at March 31, 2000 and $2,834,868 and $19,108, respectively, as of December 31, 1999.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of March 31, 2000 and December 31, 1999 are as follows:

                             Date of                                        Accumu-
                             Invest-                Outstanding              lated
                              ment/                    Loan        Loan     Amorti-
                              Final                 Balance at   Origina-  zation at
                  Descrip-  Maturity                   March       tion      March
Property            Tion       Date   Prepayment      31, 2000     Costs    31, 2000
--------          --------  --------  ----------    -----------  --------  ---------
Reflections
Apartments         336                Permitted
Casselbury,        Apt.      12/95-   after
Florida (A)        Units     12/25    12/1/99       $10,700,000  $293,914  $(124,913)
Rolling Ridge
Apartments         110                Permitted
Chino Hills,       Apt.      8/96-    after
California(B)      Units     8/26     8/1/00          4,925,000   241,725    (88,632)
Lexington Trails
Apartments         200                Permitted
Houston,           Apt.      5/97-    after
Texas (C)          Units     5/22     5/1/02          4,900,000   123,886    (36,134)
Highpointe
Apartments
Harrisburg,        240
Pennsylvania       Apt.      9/97-    Not
(D)                Units     6/06     Permitted       3,250,000   237,917    (70,242)
                                                  ----------------------------------
                                                    $23,775,000  $897,442  $(319,921)
                                                  ==================================
                                                            Debt
                                                           Service
                    Unrealized                             Earned      Less      Net
                      Gain at    Balance at   Balance at   by the      2000   Interest
                       March        March      December     Trust    Amorti-   Earned
Property              31, 2000     31, 2000    31, 1999   for 2000    Zation  for 2000
--------            ----------   ----------   ----------  --------   -------  --------
Reflections
Apartments
Casselbury,
Florida (A)         $  864,649  $11,733,650  $12,881,227  $259,600  $ (7,348) $252,252
Rolling Ridge
Apartments
Chino Hills,
California(B)          607,885    5,685,978    5,739,311   115,017    (6,043)  108,974
Lexington Trails
Apartments
Houston,
Texas (C)              291,030    5,278,782    5,165,665   110,250    (3,097)  107,153
Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                    (73,706)   3,343,969    3,405,364    73,125    (6,798)   66,327
                   -------------------------------------------------------------------
                    $1,689,858  $26,042,379  $27,191,567  $557,992  $(23,286) $534,706
                   ===================================================================

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2000 and 1999 were as follows:

                                                   Three Months Ended
                                                        March 31,
                                            --------------------------------
                                                 2000             1999
                                            --------------------------------
Special distributions (i)                        $29,719          $29,719
Expense reimbursements (ii)                       22,303           26,113
Loan servicing fees (iii)                         14,778           14,656
                                                  ------           ------
                                                 $66,800          $70,488
                                                  ======           ======

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust; the total amount accrued and unpaid as of March 31, 2000 and December 31, 1999 amounted to $344,516 and $314,797, respectively; (ii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of March 31, 2000 and December 31, 1999 amounted to $481,671 and $459,368, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of March 31, 2000 and December 31, 2000 and December 31, 1999 amounted to $133,164 and $118,386, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds.

If the merger is consummated, the Manager will waive the payment of all deferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Manager totaled $755,747 at June 30, 1999.

Note 4 - Subsequent Event

In May 2000, distributions of approximately $586,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 2000 first quarter distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

The Trust has invested the Net Proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on three multifamily residential apartment projects owned by third-party developers and one underlying property owned by RHA Inv., Inc. (the "Borrower") an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trustees of both the Borrower and the Manager and owns 40% and 67.2% of each entity, respectively. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and has the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002). The Trust is also permitted to invest in Tax-Exempt Securities. However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

During the three months ended March 31, 2000, cash and cash equivalents decreased approximately $124,000 due to distributions to shareholders ($622,000) which exceeded cash provided by operating activities ($497,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $23,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. The Redemption Plan has been suspended pending the vote on the Merger, described herein.

The Trust expects that cash generated from its investments will no longer be sufficient to pay all of the Trust's operating expenses, including the special distribution, in both the short term and long term in the foreseeable future if the Trust were to continue to pay distributions to all shareholders at the current rate. Certain expense reimbursements totaling approximately $482,000 and $459,000 at March 31, 2000 and December 31, 1999, respectively, and the payment of a portion of the special distribution totaling approximately $345,000 and $315,000 at March 31, 2000 and December 31, 1999, respectively, to the Manager have been accrued and are unpaid. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. If the Merger is completed, CharterMac and the Trust will pay their own fees and expenses. The Trust has accrued but not paid all merger-related costs incurred as of March 31, 2000. If the Merger Agreement is terminated because the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is terminated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and expenses. If the Trust shareholders do not approve the Merger it is expected the Manager would be paid all accrued and unpaid fees and special distributions thereby reducing the cash available for distribution.

The Trust anticipates that cash generated from the operations of the underlying properties (taking into account its preferred position relative to other creditors) will be sufficient to meet the required debt service payments to the Trust with respect to the First Mortgage Bonds for both the short term and long term foreseeable future.

DISTRIBUTION POLICY

Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approximately the distribution dates and proceeds from the maturity of investments, together with the deferral by the Manager of amounts owed to it.

There are no material legal restrictions on the Trust's present or future ability to make distributions in accordance with the provisions of the Trust Agreement. Distributions to the Trust shareholders are at the sole discretion of the Manager based on numerous factors. Throughout its offering and acquisition period, the Trust had established and maintained a distribution rate that the Trust expected to be able to pay after it had fully invested the proceeds of its initial offering, which required that distributions be supplemented by a return of capital until earnings from bonds acquired by the Trust stabilized.

When the Trust's acquisition stage was completed at the end of 1997, the Trust realized that the actual performance of its invest-ment portfolio would not support the initial distribution rate that it had set based on its original internal assumptions. As a result, the Manager met and amended the distribution policy pursuant to the Trust Agreement. The Trust's new distribution policy, adopted in the first quarter of 1998, calls for quarterly distributions that more closely reflect the actual, rather than the originally expected, collections of interest payments on its portfolio. However, rather than implement this new policy immediately, the Trust sought alternative ways to maintain the current distribution rate. During this time, the Trust continued to pay distributions at the current rate by supplementing its interest receipts with the proceeds from repayment of its short-term investments in 1998 and 1997.

In addition, although under no obligation to do so, over the last eight quarters, including the quarter ended March 31, 2000, the Manager has deferred payment of expenses, reimbursements and fees payable to it in order to further supplement the cash available to maintain the current distribution rate. The Trust will soon deplete the remaining repayment proceeds from its short-term investments. In addition, the Manager has indicated that it is no longer willing to continue to defer receipt of expenses, reimbursements and fees it is owed.

As a result under this new distribution policy, the Manager believes that the Trust's future annual distributions to its shareholders will be between $0.96 and $0.80 per share, which is a decrease of between 40% and 50% from the current level of $1.60 per share and a decrease in the annualized return from 8% to between 4% and 4.8%, based on the original per share purchase price of the Trust's shares. It is anticipated that, if approved and completed, the proposed merger would enable the Trust shareholders to receive annual per share distributions from CharterMac which are expected to be only slightly less than the current level of distributions Trust shareholders receive, based upon the number of CharterMac common shares they will receive and the current distribution being said on CharterMac common shares and greater than the distributions which would be paid to shareholders under the Trust's distribution policy going forward.

Of the total distributions of $621,703 and $620,627 paid during the three months ended March 31, 2000 and 1999, $137,045 ($.09 per share or 22%) and $168,510
($.11 per share or 27%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 2000, the aggregate amount of the distributions made since the commencement of the

Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $2,821,217. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

RESULTS OF OPERATIONS

The results of operations for the three months ended March 31, 2000 and 1999 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

General and administrative expenses decreased approximately $8,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 primarily due to a decrease in legal and computer consulting fees.

General and administrative-related parties decreased approximately $4,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 primarily due to lower expense reimbursements to affiliates of the Manager.

Amortization of organization costs decreased approximately $13,000 for the three months ended March 31, 2000 as compared to the corresponding period in 1999 due to the adoption of Statement of Position 98-5 REPORTING ON COSTS OF START-UP ACTIVITY, pursuant to which the Trust expensed all unamortized organization costs as of January 1, 1999.

During the quarter ended March 31, 2000, the Trust recognized a reduction in the fair market value of the First Mortgage Bonds in the amount of $1,125,902 to reflect the effects of revisions to the cash flow projection of the underlying properties as well as the Trust's assumptions relating to the timing of prepayment of the First Mortgage Bonds. For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial Statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk as it relates to its investments in First Mortgage Bonds. At March 31, 2000, 97% of the Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The First Mortgage Bonds are classified as available for sale and are carried at fair value with a net unrealized gain of $1,689,858 reported as a separate component of accumulated other comprehensive income. Two First Mortgage Bonds, representing 67% of the total investment in First Mortgage Bonds, are also entitled to participation in the cash flow from operations of the underlying property.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, if and when applicable. A 1% increase in the current interest rate environment assumption at March 31, 2000 would result in a decrease of approximately $470,000 in the net unrealized gain on First Mortgage Bonds.

The Trust's ultimate realized gain or loss as it relates to interest rate fluctuations is dependent on when, and if, the Trust disposes of the First Mortgage Bonds prior to maturity. The Trust has the right to call for mandatory redemption of the First Mortgage Bonds after a period of 10 to 12 years from the date of issuance or acquisition, generally, the First Mortgage Bonds are locked-out from prepayment during the first five years, and are subject to annually declining prepayment premiums in years six through ten.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K


(a)3.   EXHIBITS

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

        10(b)   Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

        27      Financial Data Schedule (filed herewith)

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                            By: RELATED AMI ASSOCIATES, INC.,
                                as Manager

Date: May 10, 2000

                            By: /s/ Alan P. Hirmes
                                ------------------------------
                                Alan P. Hirmes
                                Senior Vice President and
                                Principal Financial Officer

Date: May 10, 2000

                            By: /s/ Richard A. Palermo
                                ------------------------------
                                Richard A. Palermo
                                Treasurer and
                                Principal Accounting Officer