Form 10-K/A
period 1999-12-31
AMERICAN TAX EXEMPT BOND TRUST
filed 2000-08-01
CIK 916824

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

                         Commission File Number 0-28340

                         AMERICAN TAX-EXEMPT BOND TRUST
                        -------------------------------
       (Exact name of registrant as specified in its governing instrument)


          DELAWARE                                              13-7033312
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                             10022
--------------------------------------                          ----------
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

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K/A-1, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K/A-1 PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE TRUST UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Note: This amendment amends Items 1 and 13 of the Form 10K filed by the Trust on March 29, 2000.

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

On November 1, 1994, the Trust commenced a public offering (the "Offering") of its shares of beneficial interest, managed by Related Equities Corporation, pursuant to a prospectus dated November 1, 1994. The Offering terminated as of October 15, 1996. A total of 1,460,980 shares were sold through the Offering and as of December 31, 1999, 40,501 shares were issued through the dividend reinvestment plan (the "Reinvestment Plan") (2,541 of which were not restricted for use in connection with the Redemption Plan and are included in Gross Proceeds), representing Gross Proceeds (the "Gross Proceeds") of $29,989,113 (before volume discounts of $4,244). Net proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Trust's redemption plan (the "Redemption Plan") and any remaining proceeds may be used for additional investments or working capital reserves.

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

The Trust has invested the Net Proceeds in First Mortgage Bonds issued by various state or local governments or their agencies or authorities which are secured by first mortgages and related first mortgage loans financed by such bonds (collectively, "Mortgage Loans") on multifamily residential apartment projects ("Underlying Properties") owned by third-party developers and one underlying property owned by RHA Inv., Inc. (the "Borrower"), an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trustees of both the Borrower and the Manager and owns 40% and 67.2% of each entity, respectively. The First Mortgage Bonds have maturities ranging from June 2006 to August 2026, although the Trust anticipates holding the First Mortgage Bonds for approximately 10 to 12 years and having the right to cause repayment of the bonds at that time, unless the First Mortgage Bonds are repaid prior to maturity (in which event the Trust may seek to reinvest the repayment proceeds through September 2002). The Trust is also permitted to invest in other tax exempt securities which have shorter maturities then First Mortgage Bonds ("Tax-Exempt Securities"). However, all Tax-Exempt Securities owned by the Trust have matured and the Trust does not anticipate making additional investments in Tax-Exempt Securities.

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
                                  Final          Pre-       Balance at         Base      tion in
                     Descrip     Maturity        pay-        December        Interest     Cash
Property             -tion         date          ment        31, 1999          rate       flow
------------------------------------------------------------------------------------------------
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
Apartments           Apt.          6/2006       permit-       ---------          9%        N/A
Harrisburg,          Units                      ted
PA
                                                            $23,775,000
                                                            ===========

All leases for the Underlying Properties are generally for periods not greater than one to two years and no tenant occupies more than 10% of the rentable square footage. All tenants are residential.


Property                Occupancy (%)                   Monthly Rent Per Unit
--------        -----------------------------      -----------------------------

(Year)          95    96     97     98    99       95     96    97     98    99
                --    --     --     --    --       --     --    --     --    --
Reflections
(336 Units)     94    96     93     95    93       $528   $546  $576   $604  $631

Rolling Ridge
(110 Units)     N/A   96     94     100   98       N/A    $665  $698   $743  $784

Lexington
Trails
(200 Units)     N/A   N/A    97     96    95       N/A    N/A   $515   $533  $556

Highpointe
(240 Units)     N/A   N/A    98     89    98       N/A    N/A   $605   $597  $602

REFLECTIONS APARTMENTS
On December 21, 1995, the Trust completed the amendment of the bond indenture for the $10,700,000 in tax-exempt First Mortgage Bonds (the "Reflections Bonds"). In connection with the amendment of the Reflections Bonds, the Trust redeemed the 100% participation interest it previously acquired and now directly owns the Reflections Bonds. The Reflections Bonds were issued by the Orange County Florida Housing Finance Authority and are secured by a first mortgage and mortgage loan on Reflections Apartments (the "Project" or "Reflections"), a development consisting of 336 apartment units in Casselberry, Florida. Reflections is owned by Casselberry-Oxford Associates, L.P. (the "Borrower"). The Reflections Bonds bear a fixed current interest rate of 9.0% which is payable after the payment of property operating expenses and replacement reserve deposits. If there is cash flow available after payment of these items, the developer is entitled to a preferred return of 3.7% of monthly total revenues, payable quarterly. If there is cash flow available after payment of the preferred return, the Bonds call for the payment of participation interest of up to an additional 7%, payable from 25% of the remaining cash flow. Base interest is due in any event and participation interest is due only if cash flow is available above such base rate and the preferred return. The Reflections Bonds mature in 2025 and are subject to mandatory redemption, at the Trust's option, beginning in December 2005. The principal of the Reflections Bonds is payable upon sale or refinancing of the Project and prepayment, in whole or in part, was prohibited until December 1999. Prepayment in whole is now permitted subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Reflections Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year through the tenth year, when there will be no prepayment premium payable.

ROLLING RIDGE APARTMENTS
On August 2, 1996, the Trust purchased tax-exempt First Mortgage Bonds (the "Rolling Ridge Bonds") in an aggregate principal amount of $4,925,000. The Rolling Ridge Bonds were issued by San Bernardino County and are secured by a deed of trust on Rolling Ridge Apartments (the "Project" or "Rolling Ridge"), a development consisting of 110 apartment units in Chino Hills, California. Rolling Ridge is owned and operated by Rolling Ridge L.L.C. (the "Borrower"). The Rolling Ridge Bonds bear a fixed current interest rate of 9.0% which is payable after the payment of property operating expenses and replacement reserve deposits. If there is cash flow available after payment of these items, the Bonds call for the payment of participation interest of up to an additional 7%, payable from 30% of remaining cash flow. Base interest is due in any event and participation interest is due only if cash flow is available above such base rate. The Rolling Ridge Bonds mature in 2026 and are subject to mandatory redemption, at the Trust's option, beginning in August 2006. The Borrower will be permitted two nine-month extensions. The principal of the Rolling Ridge Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until August 2000. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is equal to 5% of the principal amount of the Rolling Ridge Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by1% per year until the tenth year, when there will be no prepayment premium payable.

LEXINGTON TRAILS APARTMENTS
On May 7, 1997, the Trust purchased tax-exempt First Mortgage Bonds (the "Lexington Trails Bonds") in an aggregate principal amount of $4,900,000. The Lexington Trail Bonds were issued by The Harris County Housing Finance Corporation and are secured by a first deed of trust and mortgage loan on Lexington Trails Apartments (the "Project" or "Lexington Trails"), a development consisting of 200 apartment units in Houston, Texas. Lexington Trails is owned and operated by Lexington Trails-American Housing Foundation, Inc. The Lexington Trails Bonds bear a fixed current rate of 9.0%. There is no participation interest with respect to these Bonds. The Lexington Trails Bonds mature in May 2022 and are subject to mandatory redemption, at the Trust's option, beginning in May 2007. The principal of the Lexington Trails Bonds is payable upon sale or refinancing of the Project. Prepayment, in whole or in part, is prohibited until May 2002. Prepayment in whole will be permitted thereafter subject to the payment of a premium. If prepaid during the sixth year, the premium is expected to equal 4% of the principal amount of the Lexington Trails Bonds outstanding at the time of prepayment. Thereafter, the premium will be reduced by 1% per year until the tenth year, when there will be no prepayment premium payable.

HIGHPOINTE APARTMENTS
The Highpointe Apartments ("Highpointe") are secured by two series of bonds. The Multifamily Housing Revenue Bonds Series 1989 (the "Multifamily Bonds") are owned by the Trust. The Redevelopment Authority of the County of Daupin, Multifamily Housing Revenue Bonds, Series 1986 (the "Redevelopment Bonds") in the principal amount of $8,900,000 are owned by CharterMac. Highpointe is owned and operated by RHA Inv., Inc. (the "Borrower") which is an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trustees of both the Borrower and the Manager, also owns 40% and 67.2% of each entity, respectively.

Pursuant to an Intercreditor Agreement, the Trust has a "pari passu" first mortgage security interest with Redevelopment Bonds. However, the Multifamily Bonds have a priority as to the payment of interest on such bonds, a $750,000 priority on the payment of principal with respect to proceeds from any foreclosure, liquidation, or other disposition of, or realization upon, the property. In this context "pari passu" means the Trust will receive the first $750,000 of net sales proceeds, then the principal of each of the bonds will be repaid, by an equal progression of payments to each. The Multifamily Bonds bear interest at a rate of 9% per annum and are current with respect to the payment of the 9% interest. There is no participation interest with respect to these Bonds. The Redevelopment Bonds currently pay interest based on the net cash flow and are currently paying approximately 4.7% per annum. The Redevelopment Bonds call for a fixed rate of base interest at 8.5% plus participating interest, payable from excess cash flow after payment of such rate. Currently, the Redevelopment Bonds pay interest based on net cash flow available after the payment of fixed base interest payable on the Multifamily Bonds. The difference between the pay rate and the base rate on the Redevelopment Bonds is accruing and is payable from sales proceeds after payment of proceeds due to the Trust, including accrued and unpaid interest, if any, the $750,000 priority principal amount and the portion of its bond principal and that of CharterMac. The Trust's investment in the Multifamily Bonds is not affected by the accrual of interest under the Redevelopment Bonds since accrued interest is payable from last available proceeds and only after the principal and interest on the Multifamily Bonds has been paid. Upon the completion of the merger, the Borrower will be obligated to CharterMac for both the Multifamily and Redevelopment Bonds. While the Borrower is currently in technical default under the terms of the loan agreement as the loan documents do not call for cash flow mortgage payments on the Redevelopment Bonds, CharterMac has indicated it will not exercise its rights and remedies as defined under the terms of the Redevelopment Bonds and mortgage documents.

COMPETITION
The Trust's business is affected by competition to the extent that the underlying properties from which it derives interest and ultimately, principal payments, and participation in cash flow may be subject to competition relating to rental rates and amenities from comparable neighboring properties. The Trust does not believe it competes with any other companies, due to the fact that it is not permitted to borrow, nor does it have additional funds to invest.

Competition for the Properties in their corresponding community is as follows:

Property            Competition
--------            -----------
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

The costs incurred to related parties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                        1999          1998          1997
                                     ----------    ----------    ----------
Special distributions (i)            $  118,875    $  118,875    $   94,938
Expense reimbursements (ii)              85,469        78,165        84,593
Loan serving fees (iii)                  58,949        59,438        49,755
                                     ----------    ----------    ----------
                                     $  263,293    $  256,478    $  229,286
                                     ==========    ==========    ==========

In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust, in its capacity as a general partner of the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $314,797 and $195,922, respectively; (ii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $459,368 and $373,899, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of December 31, 1999 and 1998 amounted to $118,386 and $59,437, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. In this regard, the Manager has recently indicated that it is no longer willing to continue to defer receipt of expenses, reimbursements and fees it is owed.

If the merger is consummated, the Manager will waive the payment of all deferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Manager totaled $755,747 at June 30, 1999.

The Highpointe Apartments, which are located in Harrisburg, Pennsylvania, and which property secures the Highpointe bonds owned by the Trust, are owned by RHA Inv., Inc. (the "Borrower"), an affiliate of the Manager by virtue of the fact that Stephen Ross is on the Board of Trustees of both the Borrower and the Manager and owns 40% and 67.2% of each entity, respectively. Neither RHA nor the Trust receives any compensation directly or indirectly from each other. The Highpointe Apartments are the only underlying properties securing the Trust's bonds which are owned by an affiliate of the Trust.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)



                                  By: RELATED AMI ASSOCIATES, INC., as Manager



Date:  July 31, 2000                    By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Senior Vice President and
                                            Principal Financial Officer