Form 10-Q/A
period 2000-03-31
AMERICAN TAX EXEMPT BOND TRUST
filed 2000-08-01
CIK 916824

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


                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
             (Exact name of registrant as specified in its charter)



         Delaware                                           13-7033312
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


625 Madison Avenue, New York, New York                          10022
-------------------------------                        --------------------
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

Yes X  No
   ----   ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         AMERICAN TAX-EXEMPT BOND TRUST
                                 Balance Sheets
                                   (Unaudited)

                                        ==============  ==============
                                          March 31,       December 31,
                                            2000             1999
                                        -------------   -------------
ASSETS
Investment in First Mortgage
  Bonds - at fair value (Note 2)        $ 26,042,379    $ 27,191,567
Cash and cash equivalents                    602,328         726,567
Accrued interest receivable                  181,696         181,696
                                        ------------    ------------
Total assets                            $ 26,826,403    $ 28,099,830
                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (Note 3)              $    960,621    $    893,420
Accounts payable                             380,400         458,081
                                        ------------    ------------
Total liabilities                          1,341,021       1,351,501
                                        ------------    ------------

Shareholders' equity:
Beneficial owner's equity-manager            (30,900)        (29,529)
Beneficial owners' equity-
  shareholders (1,501,481
  and 1,501,481 shares
  issued and outstanding,
  respectively)                           24,547,662      24,683,336
Treasury shares of beneficial
  interest (37,960 and 37,960 shares,
  respectively)                             (721,238)       (721,238)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds                           1,689,858       2,815,760
                                        ------------    ------------
Total shareholders' equity                25,485,382      26,748,329
                                        ------------    ------------
Total liabilities and shareholders'
  equity                                $ 26,826,403    $ 28,099,830
                                        ============    ============

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)

                                    ========================
                                       Three Months Ended
                                             March 31,
                                    ------------------------
                                       2000           1999
                                    ------------------------
Revenues
Interest income:
First Mortgage Bonds (Note 2)        $  534,706   $  525,942
Cash equivalents and
  Marketable Securities                   4,764        5,168
                                     ----------   ----------
Total revenues                          539,470      531,110
                                     ----------   ----------

Expenses:
General and administrative               17,731       25,724
General and administrative-
  related parties (Note 3)               22,303       26,113
Loan servicing fees (Note 3)             14,778       14,656
Amortization of organization costs            0       12,500
                                     ----------   ----------
Total expenses                           54,812       78,993
                                     ----------   ----------
Net income                           $  484,658   $  452,117
                                     ==========   ==========

Allocation of net income:
Shareholders                         $  450,390   $  418,174
Manager                                   4,549        4,224
Special distributions to Manager
  (Note 3)                               29,719       29,719
                                     ----------   ----------
Net income                           $  484,658   $  452,117
                                     ==========   ==========

Weighted average shares -
  shareholders                        1,463,521    1,464,969
                                     ==========   ==========

Basic net income per
  weighted average share-
  shareholders                       $      .31   $.      29
                                     ==========   ==========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                                      Beneficial        Beneficial       Treasury        Other
                                                        Owners'           Owner's        Shares Of       Compre-        Compre-
                                                        Equity-           Equity-        Beneficial      hensive        hensive
                                         Total       Shareholders         Manager        Interest        Income         Income
                                     -------------   -------------   --------------  --------------  ------------   --------------
Balance at January 1, 2000           $ 26,748,329    $ 24,683,336    $    (29,529)   $   (721,238)   $  2,815,760

Comprehensive Income:
Net income                                484,658         450,390          34,268               0               0    $    484,658

Other Comprehensive Income:

Net unrealized gain (loss) on First
  Mortgage Bonds                       (1,125,902)              0               0               0      (1,125,902)     (1,125,902)
Distributions                            (621,703)       (586,064)        (35,639)              0               0
                                      ------------    ------------    ------------    ------------     ------------    ------------

Total Comprehensive Income:                                                                                          $   (641,244)
                                                                                                                       ============

Balance at March 31, 2000            $ 25,485,382    $ 24,547,662    $    (30,900)   $   (721,238)   $  1,689,858
                                      ============    ============    ============    ============    ============



See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)


                                         ======================
                                          Three Months Ended
                                               March 31,
                                         ----------------------
                                         2000             1999
                                         ----------------------

Cash flows from operating activities:
Net income                              $ 484,658    $ 452,117
                                        ---------    ---------
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs                            0       12,500
Amortization expense-loan
  origination costs                        23,286       23,286
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable                           0       (3,102)
Increase in due to affiliates              67,201       70,093
Decrease in accounts payable              (77,681)      (6,232)
                                        ---------    ---------
Total adjustments                          12,806       96,545
                                        ---------    ---------

Net cash provided by operating
  activities                              497,464      548,662
                                        ---------    ---------

Cash flows from investing activities:
Purchase of marketable securities               0     (300,000)
                                        ---------    ---------

Net cash used in investing activities           0     (300,000)
                                        ---------    ---------

Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest                        0       58,980
Distributions to shareholders            (621,703)    (620,627)
Purchase of treasury shares of
  beneficial interest                           0      (58,976)
                                        ---------    ---------

Net cash used in
  financing activities                   (621,703)    (620,623)
                                        ---------    ---------

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)


                                         ======================
                                          Three Months Ended
                                               March 31,
                                         ----------------------
                                         2000             1999
                                         ----------------------



Net decrease in cash and
  cash equivalents                      (124,239)     (371,961)

Cash and cash equivalents at
  beginning of period                    726,567       889,126
                                         -------       -------

Cash and cash equivalents at
  end of period                         $602,328      $517,165
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

On November 2, 1999, the Trust, Charter Municipal Mortgage Acceptance Company, a Delaware business trust ("CharterMac"), and CM Holding Trust, a Delaware business trust, a wholly owned subsidiary of CharterMac ("CharterMac Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), providing for the merger of the Trust (the "Merger") with and into CharterMac Sub, with CharterMac Sub as the surviving entity in the Merger. Pursuant to the Merger Agreement and upon the terms and subject to the conditions and limita-

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


tions therein, each issued and outstanding share of beneficial interest in the Trust (the "Trust Shares") will be converted into the right to receive 1.43112 shares of beneficial interest in CharterMac (the "CharterMac Shares"). CharterMac and the Trust are both managed by affiliates of Related Capital Company.

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)
Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of March 31, 2000 and December 31, 1999 are as follows:



                              Date of                                          Accumu-
                              Invest-                Outstanding               lated
                              ment                      Loan        Loan       Amorti-    Unrealized
                              Final                  Balance At    Origina-   zation At    Gain At    Balance At     Balance At
                   Descrip-   Maturity                 March        tion        March       March        March       December
Property           tion       Date      Prepayment   31, 2000       Costs      31, 2000    31, 2000    31, 2000      31, 1999
--------           -------   ---------  ----------   ---------     ---------   ---------  ---------   -----------   ------------
Reflections
Apartments         336                 Permitted
Casselbury,        Apt.      12/95 -   after
Florida (A)        Units     12/25     12/1/99      $10,700,000    $ 293,914   $(124,913)  $  864,649  $11,733,650  $12,881,227
Rolling Ridge
Apartments         110                 Permitted
Chino Hills,       Apt.      8/96-     after
California(B)      Units     8/26      8/1/00         4,925,000      241,725     (88,632)     607,885    5,685,978    5,739,311
Lexington Trails
Apartments         200                 Permitted
Houston,           Apt.      5/97-     after
Texas (C)          Units     5/22      5/1/02         4,900,000      123,886     (36,134)     291,030    5,278,782    5,165,665
Highpointe
Apartments
Harrisburg,        240
Pennsylvania       Apt.      9/97-     Not
(D)                Units     6/06      Permitted      3,250,000      237,917     (70,242)     (73,706)   3,343,969    3,405,364
                                                    -----------------------------------------------------------------------------
                                                    $23,775,000    $ 897,442   $(319,921)  $1,689,858  $26,042,379  $27,191,567
                                                    ==============================================================================

                         Debt
                       Service
                        Earned           Less         Net
                        By The           2000       Interest
                        Trust           Amorti-      Earned
Property               For  2000        zation      For 2000
---------          --------------    -----------   --------------
Reflections
Apartments
Casselbury,
Florida (A)        $   259,600    $   (7,348)     $   252,252
Rolling Ridge
Apartments
Chino Hills,
California(B)          115,017        (6,043)         108,974
Lexington Trails
Apartments
Houston,
Texas (C)              110,250        (3,097)         107,153
Highpointe
Apartments
Harrisburg,
Pennsylvania
(D)                     73,125        (6,798)          66,327
                   -------------------------------------------
                   $   557,992    $  (23,286)     $   534,706
                   ===========================================



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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2000 and 1999 were as follows:


                                        Three Months Ended
                                             March 31,
                                     -------------------------
                                        2000           1999
                                     -------------------------
Special distributions (i)            $29,719       $29,719
Expense reimbursements (ii)           22,303        26,113
Loan servicing fees (iii)             14,778        14,656
                                     ---------    ----------
                                     $66,800       $70,488
                                     =========    ==========


In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust in its capacity as a general partner of the Trust; the total amount accrued and unpaid as of March 31, 2000 and December 31, 1999 amounted to $344,516 and $314,797, respectively; (ii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of March 31, 2000 and December 31, 1999 amounted to $481,671 and $459,368, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of March 31, 2000 and December 31, 2000 and December 31, 1999 amounted to $133,164 and $118,386, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds.

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

In the first quarter of 2000, the Trust received audited financial information form the owners of the underlying properties. On an aggregate basis, the net operating income of the underlying properties based on these reports was lower than the unaudited net operating income previously reported by the property owners. Accordingly, in the first quarter 2000, the Trust adjusted the underlining cash flow projections of the properties and the level of participation interest expected to be collected. In addition, the Trust evaluated the sale/refinance scenarios and adjusted the assumptions regarding the timing of the prepayment of certain of the bonds. As a result of these adjustments in the assumptions with regard to the timing of prepayments of certain of the bonds, together with the property level cash flow adjustments noted above, the Trust adjusted the fair market value of the bonds by approximately $1.1 million. Approximately 75% of this adjustment is attributable to a decrease in anticipated cash flows of the underlying properties and the level of participation interest expected to be collected and 25% of the adjustment to fair market value of bonds is attributable to adjustments in the assumptions with regard to the timing of prepayments.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                        By: RELATED AMI ASSOCIATES, INC.,
                            as Manager

Date: July 31, 2000

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes
                       Senior Vice President, Principal
                       Financial Officer, Treasurer and
                       Principal Accounting Officer