Form 10-Q
period 2000-06-30
AMERICAN TAX EXEMPT BOND TRUST
filed 2000-08-14
CIK 916824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28340


                         AMERICAN TAX-EXEMPT BOND TRUST
                         ------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                             13-7033312
----------------------------------                        ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                         --------------
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
                                   (Unaudited)

                                                 ============ ==============
                                                   June 30,    December 31,
                                                     2000        1999
                                                 ------------  -------------
ASSETS
Investment in First Mortgage
  Bonds - at fair value (Note 2)                   $25,947,864   $27,191,567
Cash and cash equivalents                              565,282       726,567
Accrued interest receivable                            177,807       181,696
                                                   -----------   -----------
Total assets                                       $26,690,953   $28,099,830
                                                    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Due to affiliates (Note 3)                         $ 1,075,502   $   893,420
Accounts payable                                       353,750       458,081
                                                  ------------  ------------
Total liabilities                                    1,429,252     1,351,501
                                                   -----------   -----------
Shareholders' equity:
Beneficial owner's equity-manager                      (32,424)      (29,529)
Beneficial owners' equity-
  shareholders (1,501,481
  shares issued and outstanding)                    24,396,735    24,683,336
Treasury shares of beneficial
  interest (37,960 shares)                            (721,238)     (721,238)
Accumulated other comprehensive
  income:
Net unrealized gain on First
  Mortgage Bonds                                     1,618,628     2,815,760
                                                   -----------   -----------
Total shareholders' equity                          25,261,701    26,748,329
Total liabilities and shareholders'                -----------   -----------
  equity                                           $26,690,953   $28,099,830
                                                    ==========    ==========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Operations
                                   (Unaudited)

                               ======================   =======================
                                  Three Months Ended      Six Months Ended
                                       June 30,                 June 30,
                               ----------------------   -----------------------
                                 2000            1999     2000            1999
                               ----------------------   -----------------------
Revenues
Interest income:
First Mortgage
  Bonds (Note 2)               $  537,845   $  524,580   $1,072,551   $1,050,522
Cash equivalents and
  Marketable Securities             4,202        4,703        8,966        9,871
                               ----------   ----------   ----------   -----------
Total revenues                    542,047      529,283    1,081,517    1,060,393
                               ----------   ----------   ----------   -----------
Expenses:
General and
  administrative                   18,614       13,079       36,345       38,803
General and administrative-
  related parties (Note 3)         40,066       21,936       62,369       48,049
Loan servicing fees
  (Note 3)                         14,778       14,656       29,556       29,312
Amortization of
  organization costs                    0            0            0       12,500
                               ----------   ----------   ----------   -----------
Total expenses                     73,458       49,671      128,270      128,664
                               ----------   ----------   ----------   -----------
Net income                     $  468,589   $  479,612   $  953,247   $  931,729
                               ==========   ==========   ==========   ===========
Allocation of net income:
Shareholders                   $  434,481   $  445,394   $  884,871   $  863,568
Manager                             4,389        4,499        8,938        8,723
Special distributions
  to Manager (Note 3)              29,719       29,719       59,438       59,438
                               ----------   ----------   ----------   -----------
Net income                     $  468,589   $  479,612   $  953,247   $  931,729
                               ==========   ==========   ==========   ===========
Weighted average shares -
  shareholders                  1,463,521    1,463,871    1,463,521    1,464,417
                               ==========   ==========   ==========   ===========
Basic net income per
  weighted average share-
  shareholders                 $      .29   $      .30   $      .60   $      .59
                               ==========   ==========   ==========   ===========


See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                      Accumulated
                                                        Beneficial      Beneficial     Treasury           Other
                                                         Owner's          Owners'      Shares of         Compre-      Compre-
                                                         Equity-          Equity-      Beneficial        hensive      hensive
                                         Total         Shareholders      Manager       Interest          Income       Income (Loss)

                                      ----------     ---------------   -------------  ------------   ------------   --------------
Balance at January 1, 2000             $ 26,748,329    $ 24,683,336      $  (29,529)   $ (721,238)    $ 2,815,760

Comprehensive Income:
Net income                                  953,247         884,871          68,376             0               0    $  953,247

Other Comprehensive Income:

Net unrealized gain (loss) on
  First Mortgage Bonds                   (1,197,132)              0               0             0      (1,197,132)   (1,197,132)
Distributions                            (1,242,743)     (1,171,472)        (71,271)            0               0
                                       -------------     -------------   -------------  ------------   ------------  -------------

Total Comprehensive Income
  (Loss):                                                                                                            $ (243,885)
                                                                                                                     =============

Balance at June 30, 2000               $ 25,261,701    $ 24,396,735      $  (32,424)   $ (721,238)    $ 1,618,628
                                      =============    ============      ===========   ===========    ===========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)


                                               ======================
                                                  Six Months Ended
                                                       June 30,
                                               ----------------------
                                                  2000          1999
                                               ----------------------
Cash flows from operating activities:
Net income                                   $   953,247   $   931,729
                                              ----------    ----------
Adjustments to reconcile net
  income to net cash
  provided by operating activities
Amortization expense-
  organization costs                                   0        12,500
Amortization expense-loan
  origination costs                               46,571        46,571
Changes in operating assets and
  liabilities:
Decrease in accrued
  interest receivable                              3,889         4,251
Increase in due to affiliates                    182,082       126,569
Decrease in accounts payable                    (104,331)       (7,649)
                                              ----------    ----------
Total adjustments                                128,211       182,242
                                              ----------    ----------
Net cash provided by operating
  activities                                   1,081,458     1,113,971
                                               ---------     ---------
Cash flows from financing activities:
Proceeds from issuance of shares
  of beneficial interest                               0       119,470
Distributions to shareholders                 (1,242,743)   (1,241,667)
Purchase of treasury shares of
  beneficial interest                                  0      (119,470)
                                              -----------    ----------
Net cash used in
  financing activities                        (1,242,743)   (1,241,667)
                                              ----------    ----------

                         AMERICAN TAX-EXEMPT BOND TRUST
                            Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                               ======================
                                                  Six Months Ended
                                                       June 30,
                                               ----------------------
                                                  2000          1999
                                               ----------------------

Net decrease in cash and
  cash equivalents                              (161,285)     (127,696)

Cash and cash equivalents at
  beginning of period                            726,567       889,126
                                              ----------    ----------

Cash and cash equivalents at
  end of period                              $   565,282   $   761,430
                                              ==========    ==========

See Accompanying Notes to Financial Statements.

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

If the Merger is completed, CharterMac and the Trust will pay their own fees and expenses related to the Merger. The Trust has accrued all merger-related costs incurred as of June 30, 2000. If the Merger Agreement is terminated because the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is terminated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and expenses. If the Trust shareholders do not approve the Merger, it is expected the Manager would be paid all accrued and unpaid fees and special distributions thereby reducing the cash available for distribution.

The Trust follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") SFAS No. 115 ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At June 30, 2000 and December 31, 1999, the Trust has classified its first mortgage bonds and marketable securities as available for sale.

The books and records of the Trust are maintained on the accrual basis of accounting in accordance with Generally Accepted Accounting Principles. In the opinion of the Manager, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Trust as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. However, the operating

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

results for the six months ended June 30, 2000 may not be indicative of the results for the year.

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

Note 2 - Investment in First Mortgage Bonds

GENERAL

The cost basis of the First Mortgage Bonds was $24,329,236 and $24,375,807 at June 30, 2000 and December 31, 1999. The net unrealized gain on First Mortgage Bonds of $1,618,628 and $2,815,760 as of June 30, 2000 and December 31, 1999,
respectively, consists of gross unrealized gains and losses of $1,707,154 and $88,526, respectively, at June 30, 2000 and $2,834,868 and $19,108, respectively, as of December 31, 1999.

                                         AMERICAN TAX-EXEMPT BOND TRUST
                                         Notes to Financial Statements
                                                 June 30, 2000
                                                  (Unaudited)
Note 2 - Investment in First Mortgage Bonds

Information relating to investments in First Mortgage Bonds as of June 30, 2000 and December 31, 1999 are as follows:


                            Date of                                                 Accumu-
                            Invest-                 Outstanding                     lated
                             ment/                     Loan              Loan       Amorti-     Unrealized
                             Final                  Balance at         Origina-    zation at      Gain at       Balance at
                 Descrip-   Maturity                   June              tion        June          June            June
 Property         tion       Date     Prepayment     30, 2000           Costs      30, 2000       30, 2000       30, 2000
 --------        --------  ---------  ----------   -------------     -----------  -----------  ------------   ----------------
 Reflections
 Apartments         336               Permitted
 Casselbury,        Apt.     12/95 -  after
 Florida (A)        Units    12/25    12/1/99       $10,700,000       $293,914    $(132,261)      $822,614       $11,684,267
 Rolling Ridge
 Apartments         110               Permitted
 Chino Hills,       Apt.     8/96-    after
 California(B)      Units    8/26     8/1/00          4,925,000        241,725      (94,675)       614,525         5,686,575
 Lexington Trails
 Apartments         200               Permitted
 Houston,           Apt.     5/97-    after
 Texas (C)          Units    5/22     5/1/02          4,900,000        123,886      (39,231)       270,015         5,254,670
 Highpointe
 Apartments
 Harrisburg,        240
 Pennsylvania       Apt.     9/97-    Not
 (D)                Units    6/06     Permitted       3,250,000        237,917      (77,039)       (88,526)        3,322,352
                                                    ---------------------------------------------------------------------------
                                                    $23,775,000       $897,442    $(343,206)    $1,618,628       $25,947,864
                                                    ===========================================================================


                                      Debt
                                     Service
                                      Earned         Less            Net
                       Balance at     by the         2000          Interest
                       December       Trust         Amorti-        Earned
 Property              31, 1999     for 2000        zation        for 2000
 ---------           ------------  -----------   -----------   ---------------
 Reflections
 Apartments
 Casselbury,
 Florida (A)        $12,881,227      $516,347      $(14,696)        $501,651
 Rolling Ridge
 Apartments
 Chino Hills,
 California(B)        5,739,311       236,025       (12,086)         223,939
 Lexington Trails
 Apartments
 Houston,
 Texas (C)            5,165,665       220,500        (6,194)         214,306
 Highpointe
 Apartments
 Harrisburg,
 Pennsylvania
 (D)                  3,405,364       146,250       (13,595)         132,655
                    ------------------------------------------------------------
                    $27,191,567    $1,119,122      $(46,571)      $1,072,551
                    ============================================================


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

                         AMERICAN TAX-EXEMPT BOND TRUST
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended June 30, 2000 and 1999 were as follows:


                               Three Months Ended          Six Months Ended
                                    June 30,                     June 30,
                               ----------------------      ----------------------
                               2000            1999        2000          1999
                               ----------------------      ----------------------

Special distributions (i)       $29,719    $29,719         $59,438    $  59,438
Expense reimburse
  -ments (ii)                    40,066     21,936          62,369       48,049
Loan servicing fees (iii)        14,778     14,656          29,556       29,312
                                 ------     ------          ------     --------
                                $84,563    $66,311        $151,363     $136,799
                                 ======     ======         =======      =======


In accordance with the Trust Agreement, the Manager received or is entitled to receive (i) special distributions calculated as a percentage of total assets invested by the Trust in its capacity as a general partner of the Trust; the total amount accrued and unpaid as of June 30, 2000 and December 31, 1999 amounted to $374,234 and $314,797, respectively; (ii) reimbursement of certain administrative costs incurred by the Manager or an affiliate on behalf of the Trust; the total amount accrued and unpaid as of June 30, 2000 and December 31, 1999 amounted to $521,737 and $459,368, respectively; (iii) loan servicing fees calculated as a percentage of total assets invested by the Trust, the total amounts accrued and unpaid as of June 30, 2000 and December 31, 2000 and December 31, 1999 amounted to $147,942 and $118,386, respectively; (iv) a subordinated incentive fee based on the gain on the sale of the tax-exempt First Mortgage Bonds.

If the merger is consummated, the Manager will waive the payment of all deferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Manager totaled $755,747 at June 30, 1999.

Note 4 - Subsequent Event

In August 2000, distributions of approximately $585,000 and $6,000 will be paid to the Shareholders and the Manager, respectively, representing the 2000 second quarter distribution.

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

During the six months ended June 30, 2000, cash and cash equivalents decreased approximately $161,000 due to distributions to shareholders ($1,243,000) which exceeded cash provided by operating activities ($1,081,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of approximately $47,000.

Pursuant to the Redemption Plan which became effective October 15, 1996, the Trust is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. The Redemption Plan has been suspended pending the vote on the Merger, described herein.

The Trust expects that cash generated from its investments will no longer be sufficient to pay all of the Trust's operating expenses, including the special distribution, in both the short term and long term in the foreseeable future if the Trust were to continue to pay distributions to all shareholders at the current rate. Certain expense reimbursements totaling approximately $522,000 and $459,000 at June 30, 2000 and December 31, 1999, respectively, the payment of a portion of the special distribution totaling approximately $374,000 and $315,000 at June 30, 2000 and December 31, 1999, respectively, and loan servicing fees totaling approximately $148,000 and $118,000 at June 30, 2000 and December 31, 1999, respectively, to the Manager have been accrued and are unpaid. The Manager has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. If the merger is consummated, the Manager will waive the payment of all deferred and unpaid fees, reimbursements and expenses due the Manager through June 30, 1999. The deferred fees, reimbursements and expenses due to the Manager totaled $755,747 at June 30, 1999.

If the Merger is completed, CharterMac and the Trust will pay their own fees and expenses related to the Merger. The Trust has accrued all merger-related costs incurred as of June 30, 2000. If the Merger Agreement is terminated because the Trust shareholders do not approve the Merger, CharterMac will pay its own fees and expenses and the Manager, or one of its affiliates, will pay all fees and expenses incurred by the Trust. If the Merger Agreement is terminated for any reason other than the failure of the Trust shareholders to approve the Merger, CharterMac and the Trust will pay their own fees and expenses. If the Trust shareholders do not approve the Merger, it is expected the Manager would be paid all accrued and unpaid fees and special distributions thereby reducing the cash available for distribution.

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

In addition, although under no obligation to do so, over the last nine quarters, including the quarter ended June 30, 2000, the Manager has deferred payment of expenses, reimbursements and fees payable to it in order to further supplement the cash available to maintain the current distribution rate. The Trust will soon deplete the remaining repayment proceeds from its short-term investments. In addition, the Manager has indicated that it is no longer willing to continue to defer receipt of expenses, reimbursements and fees it is owed.

As a result under this new distribution policy, the Manager believes that the Trust's future annual distributions to its shareholders will be less than the current level of $1.60 per share and a decrease in the annualized return based on the original per share purchase price of the Trust's shares. It is anticipated that, if approved and completed, the proposed Merger would enable the Trust shareholders to receive annual per share distributions from CharterMac which are expected to be only slightly less than the current level of distributions Trust shareholders receive, based upon the number of CharterMac common shares they will receive and the current distribution being paid on CharterMac common shares and greater than the distributions which would be paid to shareholders under the Trust's distribution policy going forward.

Of the total distributions of $1,242,743 and $1,241,667 paid during the six months ended June 30, 2000 and 1999, $289,496 ($.19 per share or 23%) and $309,938 ($.21 per share or 25%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 2000, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $2,973,668. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

RESULTS OF OPERATIONS

The results of operations for the three and six months ended June 30, 2000 and 1999 consisted primarily of interest income earned on First Mortgage Bonds and marketable securities, net of general and administrative, general and administrative-related parties and loan servicing fees.

Interest income from First Mortgage Bonds increased approximately $13,000 and $22,000 for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999 primarily due to an increase in contingent interest received at Reflections and Rolling Ridge in 2000.

General and administrative expenses increased approximately $6,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in accounting and postage fees partially offset by a decrease in computer consulting fees.

General and administrative-related parties increased approximately $18,000 and $14,000 for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999 primarily due to higher expense reimbursements to affiliates of the Manager.

Amortization of organization costs decreased approximately $13,000 for the six months ended June 30, 2000 as compared to the corresponding period in 1999 due to the adoption of Statement of Position 98-5 REPORTING ON COSTS OF START-UP ACTIVITY, pursuant to which the Trust expensed all unamortized organization costs as of January 1, 1999.

During the six months ended June 30, 2000, the Trust recognized a reduction in the fair market value of the First Mortgage Bonds in the amount of $1,197,132 to reflect the effects of revisions to the cash flow projection of the underlying properties as well as the Trust's assumptions relating to the timing of prepayment of the First Mortgage Bonds. For a description of the Trust's investments in First Mortgage Bonds see Note 2 of Notes to the Financial Statements.

In the first quarter of 2000, the Trust received audited financial information from the owners of the underlying properties. On an aggregate basis, the net operating income of the underlying properties based on these reports was lower than the unaudited net operating income previously reported by the property owners. Accordingly, in the first quarter 2000, the Trust adjusted the underlining cash flow projections of the properties and the level of participation interest expected to be collected. In addition, the Trust evaluated the sale/refinance scenarios and adjusted the assumptions regarding the timing of the prepayment of certain of the bonds. As a result of these adjustments in the assumptions with regard to the timing of prepayments of certain of the bonds, together with the property level cash flow adjustments noted above, the Trust adjusted the fair market value of the bonds by approximately $1.1 million. Approximately 75% of this adjustment is attributable to a decrease in anticipated cash flows of the underlying properties and the level of participation interest expected to be collected and 25% of the adjustment to fair market value of bonds is attributable to adjustments in the assumptions with regard to the timing of prepayments.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to interest rate risk as it relates to its investments in First Mortgage Bonds. At June 30, 2000, 97% of the Trusts assets are invested in four First Mortgage Bonds, all of which have a fixed interest rate of 9% and maturities ranging from 10 to 30 years. The First Mortgage Bonds are classified as available for sale and are carried at fair value with a net unrealized gain of $1,618,628 reported as a separate component of accumulated other comprehensive income. Two First Mortgage Bonds, representing 67% of the total investment in First Mortgage Bonds, are also entitled to participation in the cash flow from operations of the underlying property.

The fair value of the First Mortgage Bonds is estimated by the Manager based on the current interest rate environment for similar securities, cash flow projections for the underlying properties, a reversion estimate, prepayment assumptions and an estimate of cash flow participation, if and when applicable. A 1% increase in the current interest rate environment assumption at June 30, 2000 would result in a decrease of approximately $350,000 in the net unrealized gain on First Mortgage Bonds.

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

       3(b), 4 Second Amended and Restated Business Trust (incorporated by reference to Exhibit 3(b), 4 to the Registration Statement on Form S-11, File No. 33-73688)

       10(a) Escrow Agreement (incorporated by reference to Exhibit 10(a) to the Registration Statement on Form S-11, File No. 33-73688).

       10(b) Fee Agreement (incorporated by reference to Exhibit 10 (b) to the Registration Statement on Form S-11, File No. 33-73688).

       27     Financial Data Schedule (filed herewith)

(b)    Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

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


                         AMERICAN TAX-EXEMPT BOND TRUST
                                  (Registrant)

                        By: RELATED AMI ASSOCIATES, INC.,
                            as Manager

Date: August 11, 2000

                            By: /s/ Alan P. Hirmes
                               --------------------------------------
                               Alan P. Hirmes
                               Senior Vice President, Principal
                               Financial Officer, Treasurer and
                               Principal Accounting Officer